Form 10-Q
period 1996-03-31
PACIFIC GAS TRANSMISSION CO
filed 1996-05-15
CIK 75491

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
(Mark One)

[ X ]                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the quarterly period ended March 31, 1996

                                                   OR

[   ]                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period _______________ to ________________

                          COMMISSION FILE NO. 0-25842

                       PACIFIC GAS TRANSMISSION COMPANY
            (Exact name of registrant as specified in its charter)


           CALIFORNIA                                  94-1512922
(State or other jurisdiction of           (I.R.S. employer Identification No.)
 incorporation or organization)
2100 SW RIVER PARKWAY, PORTLAND, OR                       97201
(Address of principal executive offices)               (Zip code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (503) 833-4000

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
- ----------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                          Outstanding at May 13, 1996
           -------------                  ----------------------------------
           Common Stock                             1,000 Shares

Registrant meets the conditions set forth in General Instruction (H) (1) (a)
           and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                               TABLE OF CONTENTS
                               -----------------

PART I.  FINANCIAL INFORMATION                                                                Page
- ------------------------------

Item 1.     Consolidated Financial Statements
               Statements of Consolidated Income..............................................   1
               Consolidated Balance Sheets....................................................   2
               Statements of Consolidated Cash Flows..........................................   4
               Notes to Consolidated Financial Statements.....................................   5
                  Note 1.  Basis of Presentation..............................................   5
                  Note 2.  Contingencies......................................................   5

Item 2.        Management's Discussion and Analysis of Consolidated Financial Condition and
                 Results of Operations........................................................   8

PART II.  OTHER INFORMATION
- -----------------------------

Item 1.     Legal Proceedings.................................................................  15

Item 5.     Other Information.................................................................  15

Item 6.     Exhibits and Reports on Form 8-K..................................................  15

Signatures           .........................................................................  16

PART I:  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                 STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
- -----------------------------------------------------------------------

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
- -----------------------------------------------------------------------
(IN THOUSANDS)                                      1996           1995
- -----------------------------------------------------------------------
OPERATING REVENUES:
Gas transportation                               $48,150        $45,525
Gas transportation for PG&E                        8,982         11,293
Gas supply restructuring cost recovery             7,090         12,368
 from PG&E
Gas supply restructuring cost recovery             5,015          4,130
Other                                                185            140
- -----------------------------------------------------------------------
    TOTAL OPERATING REVENUES                      69,422         73,456
- -----------------------------------------------------------------------

OPERATING EXPENSES:
Gas supply restructuring costs                    12,105         16,498
Operations                                        12,827         13,330
Maintenance                                          997          1,032
Depreciation and amortization                      9,116          9,575
Income taxes                                       8,465          6,910
Property and other taxes                           3,006          3,432
- -----------------------------------------------------------------------
    TOTAL OPERATING EXPENSES                      46,516         50,777
- -----------------------------------------------------------------------

OPERATING INCOME                                  22,906         22,679
- -----------------------------------------------------------------------

OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during                89            261
 construction
Interest income                                      751          2,060
Other - net                                         (274)          (898)
- -----------------------------------------------------------------------
    TOTAL OTHER INCOME AND (INCOME                   566          1,423
     DEDUCTIONS)
- -----------------------------------------------------------------------

INTEREST EXPENSE:
Interest on long-term debt                        10,309         12,641
Allowance for borrowed funds used                    (71)          (262)
 during construction
Other interest charges                               983            302
- -----------------------------------------------------------------------
    NET INTEREST EXPENSE                          11,221         12,681
- -----------------------------------------------------------------------

NET INCOME                                       $12,251        $11,421
- -----------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                              CONSOLIDATED BALANCE SHEETS
- -----------------------------------------------------------------------------------------
                       ASSETS
                                               MARCH 31,                     December 31,
(IN THOUSANDS)                                   1996                            1995
- -----------------------------------------------------------------------------------------
                                              (unaudited)
UTILITY PLANT:
Gas plant in service - at original cost       $1,422,017                       $1,418,044
Accumulated depreciation                        (389,729)                        (380,585)
- -----------------------------------------------------------------------------------------
Net utility plant in service                   1,032,288                        1,037,459
Construction work in progress                     21,368                           14,515
- -----------------------------------------------------------------------------------------
     UTILITY PLANT - NET                       1,053,656                        1,051,974
- -----------------------------------------------------------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                          6,778                            9,839
Accounts receivable from PG&E                      7,117                            7,021
Accounts receivable - other                       25,105                           27,697
Gas supply restructuring costs                    19,000                           30,531
 recoverable
Deferred income taxes                              4,075                               -
Inventories (at average cost)                      5,166                            7,687
Other                                              9,794                           10,216
- -----------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                         77,035                           92,991
- -----------------------------------------------------------------------------------------

DEFERRED CHARGES:
Income tax related                                26,472                           26,740
Deferred charge on reacquired debt                15,762                           16,064
Unamortized debt expense                           4,657                            4,754
Other                                             11,535                           13,682
- -----------------------------------------------------------------------------------------
     TOTAL DEFERRED CHARGES                       58,426                           61,240
- -----------------------------------------------------------------------------------------
TOTAL ASSETS                                  $1,189,117                       $1,206,205
- -----------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                          CONSOLIDATED BALANCE SHEETS
- ---------------------------------------------------------------------------

                      CAPITALIZATION AND LIABILITIES
                                               MARCH 31,        December 31,
(IN THOUSANDS)                                   1996               1995
- ---------------------------------------------------------------------------
                                             (unaudited)
CAPITALIZATION:
Common stock - no par value; 1,000
 shares authorized,
 issued and outstanding                       $   85,474         $   85,474
Additional paid-in capital                       182,000            182,000
Reinvested earnings                              152,317            150,066
- ---------------------------------------------------------------------------
     Total common stock equity                   419,791            417,540
Long-term debt                                   560,027            592,471
- ---------------------------------------------------------------------------
     TOTAL CAPITALIZATION                        979,818          1,010,011
- ---------------------------------------------------------------------------

CURRENT LIABILITIES:
Long-term debt - current portion                     357                355
Payable to PG&E                                   15,212              8,003
Accounts payable and accrued liabilities          25,750             27,527
Accrued taxes                                      9,763              8,646
Deferred income taxes                                  0              1,716
Reserve for pending regulatory issues             26,643             23,201
- ---------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                    77,725             69,448
- ---------------------------------------------------------------------------

DEFERRED CREDITS:
Deferred income taxes                            121,772            117,353
Other                                              9,802              9,393
- ---------------------------------------------------------------------------
     TOTAL DEFERRED CREDITS                      131,574            126,746
- ---------------------------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES          $1,189,117         $1,206,205
- ---------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements



                          STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
- ------------------------------------------------------------------------------------------------------
                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
- ------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                               1996              1995
- ------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $   12,251        $   11,421

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                              9,639             9,971

    Deferred income taxes                                                     (1,104)           (2,360)

    Gas supply restructuring costs                                            11,531            15,272

    Allowance for equity funds used during construction                          (89)             (261)

Changes in operating assets and liabilities:

    Accounts receivable                                                        2,496               626

    Accounts payable and accrued liabilities                                  (1,777)           (5,793)

    Payable to PG&E                                                            7,209             6,946

    Accrued taxes                                                              1,117               748

    Regulatory accruals                                                        3,442             2,335

    Other working capital                                                       (237)            1,628

Other - net                                                                    2,517              (768)
- ------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                 46,995            39,765
- ------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                                                     (7,458)          (14,514)

Allowance for borrowed funds used during construction                            (71)             (262)
- ------------------------------------------------------------------------------------------------------
   NET CASH USED IN INVESTING ACTIVITIES                                      (7,529)          (14,776)
- ------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt                                                  (33,112)          (51,219)

Long-term debt issuance costs                                                      -              (489)

Construction financing                                                           585             4,492

Proceeds from swap termination                                                     -             1,264

Dividend paid to PG&E                                                        (10,000)                -
- ------------------------------------------------------------------------------------------------------
   NET CASH USED IN FINANCING ACTIVITIES                                     (42,527)          (45,952)
- ------------------------------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (3,061)          (20,963)

CASH AND CASH EQUIVALENTS AT JANUARY 1                                         9,839            74,664

- ------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT MARCH 31                                     $    6,778        $   53,701

- ------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:

   Interest                                                               $    4,356        $   16,783

   Income taxes                                                                1,551             2,574
- ------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ------------------------------------------------------


NOTE 1:  BASIS OF PRESENTATION
- ------------------------------

     The accompanying unaudited consolidated financial statements of Pacific Gas Transmission Company (PGT) and its wholly owned subsidiaries (collectively, the Company) have been prepared in accordance with interim period reporting requirements. This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data in the Company's Form 10-K for the fiscal year ended December 31, 1995.

     In the opinion of management, the accompanying statements reflect all adjustments which are necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. Prior year's amounts in the consolidated financial statements have been reclassified where necessary to conform to the 1996 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

NOTE 2:  CONTINGENCIES
- ----------------------

     REGULATORY MATTERS
     ------------------

     PIPELINE EXPANSION - On November 1, 1993, the Company placed in service a major expansion of its natural gas transmission system in Idaho, Washington and Oregon. The new facilities, which were authorized by the Federal Energy Regulatory Commission (FERC or Commission) on August 1, 1991, run parallel to and connect with the existing system and provide additional firm transportation service capacity of 150,000 decatherms per day (Dt/d) to the Pacific Northwest and 766,000 Dt/d to California. Similarly, the California Public Utilities Commission (CPUC) authorized Pacific Gas and Electric Company (PG&E) to expand its gas pipeline facilities in California to connect with the PGT expansion at the California-Oregon border. The Company's total cost of the 1993 expansion is currently estimated to be approximately $852 million.

     In the August 1, 1991, order, the FERC found that transportation arrangements for PG&E's facilities were discriminatory and initially declined to authorize the start of construction. In particular, the FERC found that the CPUC-imposed restraints on access by PGT's 1993 expansion shippers to PG&E's pre-expansion facilities were discriminatory. However, on October 24, 1991, the FERC permitted the Company to commence construction, while the CPUC re-examined the features of its rate design for PG&E, but imposed a lower penalty return on equity, 10.13 percent, instead of the previously prescribed 12.5 percent on the 1993 expansion, until such time that PGT demonstrated that neither its rates nor its transportation policies nor PG&E's CPUC-approved rates and policies resulted in unduly discriminatory restraints. PGT requested a rehearing of this feature of the FERC's certificate. In October 1992, the CPUC reaffirmed its policies which resulted in renewed petitions to the FERC requesting, among other things, revocation of the Company's authorization to operate the 1993 expansion facilities.

     On March 16, 1993, the FERC issued an order addressing the various petitions for rehearing of its prior decisions related to the interstate portion of the 1993 expansion. In the order, the FERC upheld its decision to authorize the construction and operation of the 1993 expansion and raised PGT's authorized return to 12.75 percent, but reaffirmed the 10.13 percent penalty return on equity for PGT's 1993 expansion facilities. The FERC denied a request for rehearing of the March 16, 1993 order. PGT appealed the 10.13 percent penalty return to the United States Court of Appeals. Irrespective of what the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ------------------------------------------------------

court may ultimately decide, in the proposed settlement of the 1994 rate case (see "1994 Rate Case," below), it was agreed that the reduced rate of return would not apply in the Company's 1994 rate case or in any subsequent rate case. The Company agreed not to retroactively bill the customers for the period from November 1, 1993, through August 31, 1994, for a rate higher than the 10.13 percent penalty return previously approved by the FERC. The proposed settlement is subject to approval by the FERC and is opposed by one competitor and four shippers representing approximately five percent of PGT's total firm transportation service capacity. In the event the FERC rejects the settlement, PGT's 1994 rate case would proceed to a FERC decision based upon the evidence in the case.

     In addition to PGT's appeal to the United States Court of Appeals, a number of parties also sought rehearing of all of these FERC orders and have petitioned for judicial review in the United States Court of Appeals for the District of Columbia Circuit. On June 4, 1993, the Court of Appeals consolidated the cases
for processing.   The consolidated cases were argued on November 14, 1995, with a group of petitioners requesting the court to direct the FERC to provide for compensation to shippers for alleged damages they suffered as a result of the discriminatory conditions discussed above. Petitioners did not specify the extent of the alleged damages or a basis for computing such damages.

     The Company is unable to assess the extent of any claims for damages that could be asserted in the consolidated cases currently pending before the Court of Appeals or the validity of such claims if they are eventually made to the FERC. However, the Company believes that the ultimate resolution of the issues discussed above will not have a material adverse impact on its financial position, liquidity or results of operations .

     1994 RATE CASE - On February 28, 1994, PGT filed an application with the FERC to change its rates for transportation services. These rates are based on an overall cost of service of approximately $217 million, including a return on equity of 13 percent. The proposed rate of return on equity applied to all facilities and discontinued the penalty rate of return on equity of 10.13 percent that the FERC had earlier required to be used to develop initial rates for PGT's expansion facilities, discussed in more detail above. The major issue in this proceeding is whether PGT's mainline transportation rates should be equalized through the use of rolled-in cost allocation, or whether they should continue to reflect the current use of incremental costs to determine rates to be paid by firm shippers. PGT proposed that mainline rates reflect the rolled-in approach on a prospective basis.

     On March 31, 1994, the FERC issued an order that accepted PGT's incremental rates, and authorized PGT to place these rates into effect on September 1, 1994, when the Company was permitted to begin charging the increased rates subject to refund, and established a hearing before an administrative law judge to consider the reasonableness of the proposed rates. Although the FERC rejected the proposal to place rolled-in rates into effect on September 1, 1994, the FERC indicated that PGT would be afforded the opportunity at the hearing to support and justify a rolled-in rate proposal. Evidentiary hearings before an administrative law judge were concluded in September 1995. Initial briefs were submitted in November 1995.

     On March 21, 1996, the Company filed a proposal settlement with the FERC which would resolve all issues in this case. On May 2, the administrative law judge certified the settlement for decision by the FERC. Of primary significance to the case, the proposed settlement agreement provides that rolled-in rates will become effective on the letter of November 1, 1996, or upon an initial order by the Commission. Under the terms of the proposed settlement, to mitigate the impact of the higher rolled-in rates, most of the firm pre-1993 expansion shippers will be receiving a reduction from the rolled-in rates for six years, while the 1993 expansion shippers will pay a surcharge in addition to the rolled-in rates to offset the effect of the mitigation. Although the implementation ofrolled-in rates by itself will not change PGT's total revenue requirement,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ------------------------------------------------------

the settlement does provide for, among other things, a lower total cost of service of $206 million, lower depreciation rates, and a return on equity of
12.2 percent. In addition, at such time that the settlement becomes effective, up to three percent of PGT's firm transportation service capacity will be turned back to PGT for subscription to other shippers. The overall effect of the settlement on current rates, including mitigation measures and agreed upon lower cost of service, will be to decrease PGT's current 100 percent load factor transportation rates for the full distance of the pipeline (from the Canadian-U.S. border to the Oregon-California border) from $.48 to $.33 per Decatherm
(Dt) for the 1993 expansion shippers, and to increase the transportation rate for most of the pre-1993 expansion shippers from $.16 to either $.20 or $.24 per Dt depending upon the level of mitigation. The rolled-in rate for the full distance will be $.26 per Dt.

     The proposed settlement is subject to approval by the FERC and is primarily opposed by one competitor and by four shippers representing approximately five percent of PGT's total firm transportation service capacity. In the event the FERC rejects the settlement, PGT's 1994 rate case would proceed to a FERC decision based upon the evidence in the case.

     PGT has provided a reserve for revenues subject to refund and related interest of $26.6 million at March 31, 1996. PGT believes that the ultimate resolution of this rate case will not have a material impact on its financial position, liquidity or results of operations.


     GAS SUPPLY RESTRUCTURING (GSR) COSTS - Through March 31, 1996, PGT has incurred total Gas Supply Restructuring (GSR) costs of $239.7 million. Pursuant to the Transition Cost Recovery Mechanism (TCRM), the FERC has approved the recovery of $168.5 million of such GSR costs, of which $56.2 million was recovered through direct bills principally to PG&E and $112.3 million, plus carrying costs, is being recovered on a monthly basis through November 14, 1996, via a surcharge applicable to volumes transported under certain of PGT's rate schedules. As of March 31, 1996, the balance of unrecovered GSR costs is $19.0 million.

     On January 25, 1996, the CPUC sought judicial review of the FERC's approval of approximately $10.9 million of GSR costs which were submitted to the FERC for recovery on January 30, 1995. However, in the proposed settlement of PGT's 1994 rate case discussed above, the CPUC has agreed to withdraw its petition for judicial review in consideration of PGT's agreement to refund $3.2 million of the GSR costs direct billed to PG&E. Accordingly, PGT has recorded a reserve of $3.2 million, which is included in Reserve for Pending Regulatory Issues on the Consolidated Balance Sheet.

       LEGAL MATTERS
       -------------

     NORCEN LITIGATION: On March 17, 1994, Norcen Energy Resources Limited (Norcen Energy) and Norcen Marketing Incorporated (Norcen Marketing) filed a complaint in the U.S. District Court, Northern District of California, against PG&E and PGT. Norcen Marketing signed a 30-year firm service agreement with PGT for transportation of approximately 47,000 Dt/d on the PGT 1993 expansion. The annual demand charges under the contract currently are approximately $7.8 million, and will decrease to approximately $5.5 million effective November 1996 pursuant to the proposed settlement of the 1994 rate case discussed above. Norcen Energy is a guarantor of the 30-year transportation contract between PGT and Norcen Marketing.

Notes To Consolidated Financial Statements (Unaudited)
- ------------------------------------------------------


     The complaint alleged that PGT and PG&E wrongfully induced Norcen Energy and Norcen Marketing to enter into the 30-year contract by concealing legal action taken by PG&E before the CPUC (requesting clarification that gas shipped on the PGT expansion should pay PG&E's incremental expansion rates for intrastate service) two days before Norcen Marketing's contract became binding. The complaint further alleged breach of representations to plaintiffs that PG&E would not "unreasonably" build its expansion with less than "sufficient" firm subscription. The complaint also alleged breach of an agreement between PGT and a Norcen predecessor relating to the installation of additional capacity.

     The complaint also alleged various federal and state antitrust, contractual and other claims against the defendants and seeks rescission, restitution and recovery of unspecified damages. In a pleading filed in June 1994, the plaintiffs indicated a claim for $140 million (before trebling) based on defendants' allegedly exclusionary business behavior, as well as an unspecified amount of contract damages.

     On September 19, 1994, the U.S. District Court, Northern District of California, granted PGT's and PG&E's motion to dismiss all federal antitrust claims in the complaint originally filed in this case, and dismissed the remaining state law claims for lack of jurisdiction.

     On October 18, 1994, plaintiffs filed an amended complaint. The amended complaint reasserted part of the original complaint's antitrust claims, asserted new antitrust claims based upon the same facts, and specifically alleged diversity jurisdiction for the state law contract claims. On July 27, 1995, the District Court issued an order on PGT's and PG&E's motions to dismiss the amended complaint. The order dismissed all of plaintiffs' federal and state antitrust claims with prejudice, but did not dismiss various state law contract claims, including claims based on fraudulent inducement and breach of contract. Plaintiffs have the right to appeal the dismissal of the antitrust claims to the Court of Appeals. Plaintiffs still seek rescission of their gas transportation contracts and compensatory and punitive damages in connection with their remaining state law claims. The Company believes plaintiffs in this action might seek contract damages of approximately $50 million in connection with such claims.

     The Company is unable to predict the ultimate outcome of this matter, but such outcome could have a material adverse impact on the Company's results of operations in a future reporting period. The Company believes that the ultimate outcome of this matter will not have a material adverse impact on its financial position or liquidity.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         --------------------------------------------------------------

     The following discussion includes some forward looking information. The ultimate impact of increased competition and the changing regulatory environment on future results is uncertain, but is expected to cause changes in the way PGT conducts its business and to cause earnings to be more volatile. This outcome, and other matters discussed below including the outcome of certain litigation with a firm shipper, may cause future results to differ materially from historical results or from results or outcomes currently expected or sought by the Company.

       General
       -------

     PGT is an interstate natural gas pipeline company and a wholly owned subsidiary of PG&E. PGT's transportation system provides access to natural gas from producing fields in western Canada and extends from the British Columbia-Idaho border to the Oregon-California border. PGT's transportation system also provides service to various delivery points in Idaho, Washington and Oregon. The Company's natural gas transportation services are regulated by the United States Department of Energy, in particular the FERC. Various safety issues are subject to the jurisdiction of the United States Department of Transportation .

     The PG&E Board of Directors has authorized a plan, approved by the shareholders of PG&E on April 17, 1996, to restructure the corporate organization of PG&E and its subsidiaries. The result of the change in corporate structure will be to have PG&E become a subsidiary of a parent holding company (ParentCo) with the present holders of PG&E common stock becoming holders of ParentCo common stock. As part of the change in structure, it is contemplated that PG&E will transfer its ownership interests in its two principal subsidiaries, PGT and PG&E Enterprises, to ParentCo, so that PGT and PG&E Enterprises will become subsidiaries of ParentCo.

     CHANGING REGULATORY ENVIRONMENT
     -------------------------------

     Prior to November 1, 1993, PGT's business was primarily to provide bundled natural gas sales and transportation services to PG&E, firm transportation service to Pacific Interstate Transmission Company and to Northwest Pipeline, and open-access interruptible transportation service to various other customers. In 1992, the FERC issued Order 636, which required open-access pipelines to provide firm and interruptible transportation services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier, and required the termination of all pipeline bundled sales and transportation service. PGT implemented the provisions of Order 636 effective November 1, 1993, pursuant to the FERC orders dated July 12, 1993 and October 1, 1993. Effective November 1, 1993, PG&E terminated its gas purchases from PGT and PG&E began receiving an equivalent amount of firm transportation service from PGT under a long-term contract.

     Order 636 authorized PGT to adopt the straight fixed-variable (SFV) rate design method for all rate schedules, which it did effective November 1, 1993. Under the SFV rate design, a pipeline company's fixed costs, including return on equity and related taxes, associated with firm transportation service are collected through the reservation charge component of the pipeline company's firm transportation service rates.

     As a result of the current SFV rate design and PGT's existing long-term contracts, there are presently only minor financial effects due to fluctuating levels of throughput on PGT's system. While the Company believes that SFV rate design is likely to continue as the basis for ratemaking for PGT over the near term, any departure from SFV rate design (whereby a portion of fixed costs would be assigned to the commodity or delivery component of rates) could cause PGT's operating results to be affected by fluctuations in the volumes of gas transported on its system. Similarly, if PGT did not have all of its firm transporation serivce capacity subscribed under long-term contracts, variations in PGT's throughput would have a more significant impact on its operating results. See the discussion of PGT's 1994 rate case below. In addition, see "Legal Matters - Norcen Litigation" in Note 2 of the Notes to Consolidated Financial Statements contained in Item 1, above, for a discussion of litigation filed against PGT by one of its long-term firm transportation service customers which is seeking rescission of that contract.

     As discussed more fully in "Regulatory Matters - 1994 Rate Case" in Note 2 of the Notes to Consolidated Financial Statements contained in Item 1, above, on March 21, 1996, PGT filed a proposed settlement at FERC which would resolve all issues in this pending rate case. This proposed settlement, among other things, provides for the adoption of rolled-in rates beginning on the latter of November 1, 1996, or upon an initial order by the Commission. In addition, at such time as the settlement becomes effective up to three percent of PGT's firm transportation service capacity will be turned back to PGT for subscription to other shippers. To mitigate the impact of the higher rates, most of the firm pre-1993 expansion shippers will be receiving a reduction from the rolled-in rates for six years, while the 1993 expansion shippers will pay a surcharge in addition to the rolled-in rates to offset the effect of the mitigation on PGT's total revenue requirement. The proposed settlement is subject to approval by the FERC and is primarily opposed by one competitor and by four shippers representing approximately five percent of PGT's total firm transportation service capacity. In the event the FERC rejects the settlement, PGT's 1994 rate case would proceed to a FERC decision based upon the evidence in the case.

     On January 31, 1996, the FERC issued a policy statement on alternative methods for setting rates. The policy statement provides guidelines the FERC will use in evaluating market-based incentive rate and negotiated rate proposals by pipelines. Of particular note is the negotiated/recourse rate program which provides a framework to allow negotiated terms and/or conditions for individual shippers, with the traditional cost of service rates and tariffs made available to all shippers as a default or recourse. The FERC is currently requesting comments on the policy statement. The statement is not expected to have a material impact on PGT's financial position, liquidity or results of operations in the foreseeable future.

     COMPETITION
     -----------

     Competition to provide natural gas transportation services has intensified in recent years. Regulatory changes, such as Order 636, have significantly increased customers' flexibility, choices and responsibility to directly manage their gas supplies.


     PGT has in the past, and will in the future, actively compete with other pipeline companies for transportation customers on the basis of transportation rates, access to competitively priced gas supply basins, and quality and reliability of transportation services. In the current open access environment, the competitiveness of the pipeline's transportation services in the market it serves is determined generally on the basis of delivered natural gas prices, of which transportation cost is a portion of the total delivered price. Because PGT's firm transportation service capacity is currently fully subscribed under long-term contracts, and because of the current SFV rate design, there are no material financial effects due to fluctuating levels of throughput on its system because of changes in market conditions. However, under the proposed settlement of its 1994 rate case, effective on the latter of November 1, 1996, or upon an initial order by the Commission, up to three percent of PGT's firm transportation service capacity will be turned back to PGT. As a result, PGT is at risk for the subscription of this capacity. In addition, any departure from SFV rate design would also subject PGT's revenue to variations in throughput volumes.

     FUTURE EXPANSIONS AND BUSINESS DEVELOPMENT
     ------------------------------------------

     PGT has received preliminary expressions of interest in providing firm transportation service to parties who cannot be accommodated with PGT's existing available firm transportation service capacity and whose needs may not be met through the release of capacity by PGT's current firm transportation service customers. PGT intends to continue to solicit such expressions of interest, and will consider adding additional firm transportation service capacity to its mainline system in the future if sufficient demand develops.

     In addition to mainline expansions, PGT is also considering opportunities to expand its core pipeline business through other means, such as through extensions off its mainline system or the acquisition of gas storage and other gas-related properties. Such opportunities may be located outside the Pacific Northwest and California, and outside of the United States.

     On April 29, 1996, a wholly owned subsidiary of PGT signed an agreement with the state of Queensland, Australia, to purchase its State Gas Pipeline, a 376-mile natural gas transportation system in northeastern Australia. The purchase price is approximately US$132 million and the purchase is expected to be completed by June 30, 1996. The Company granted an unrelated third party a 60-day option, which expires June 1996, to purchase up to 50 percent of State Gas Pipeline. The Company is presently evaluating its options with respect to the financing of this acquisition. However, at the present time, this acquisition is not expected to impact PGT's ratio of debt to total capitalization.

     ACCOUNTING FOR THE EFFECTS OF REGULATION
     ----------------------------------------

     The Company currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". As a result of applying the provisions of SFAS No. 71, the Company has accumulated approximately $73.7 million of regulatory assets (including $19 million of recoverable gas supply restructuring costs) as of March 31, 1996. Management expects to recover all of these costs through rates charged to customers.


     RESULTS OF OPERATIONS
     ---------------------

     INCOME STATEMENT DATA -

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    ------------------
                                                     1996        1995
                                                     ----        ----
                                                      (In Millions)
          Operating revenues                         $69.4       $73.5
          Operating expenses                          46.5        50.8
                                                     -----       -----
          Operating income                            22.9        22.7
          Other income and (income deductions)          .6         1.4
          Net interest expense                        11.2        12.7
                                                     -----       -----
                 Net income                          $12.3       $11.4
                                                     =====       =====

     BALANCE SHEET DATA -

                                       AT MARCH 31,   At December 31,
                                          1996             1995
                                       ------------   ---------------
                                              (In Millions)
         Total Assets                    $1,189.1        $1,206.2
                                         ========        ========

     OPERATING REVENUES - The components of total operating revenues are as follows:

                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                                 ------------------
                                                  1996        1995
                                                  -----       -----
                                                    (In millions)
         Gas transportation                       $57.1       $56.8
         Gas supply restructuring (GSR) cost       12.1        16.5
         Other                                      0.2         0.2
                                                  -----       -----
           Total operating revenues               $69.4       $73.5
                                                  =====       =====

     Gas transportation revenues for the three-month period ended March 31, 1996, increased $.3 million compared to the same period in 1995. This increase was primarily a result of transportation revenues of $1.8 million related to two separate extensions in northern and southern Oregon off PGT's mainline facilities which were placed on service on November 1, 1995. This increase was offset, in part, by lower transportation revenues for PGT's mainline facilities, pursuant to the proposed settlement of the 1994 rate case.

     GSR cost recovery revenues reflect the collection from customers through volumetric surcharges and direct bills of deferred GSR costs, over a three-year period beginning November 15, 1993, as permitted by the transition cost recovery mechanism (TCRM) approved by the FERC. These revenues have no effect on income as they are fully offset by the amortization of like amounts of deferred GSR costs. The decrease for the three-month period ended March 31, 1996, compared to the same period in 1995, resulted primarily from a direct billing of $4.7 million of GSR costs to PG&E in March 1995, pursuant to the January 1995 GSR filing approved by the FERC.

     OPERATING EXPENSES - The components of total operating expenses are as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        ------------------
                                                           1996    1995
                                                           -----   -----
                                                           (In millions)
         Gas supply restructuring (GSR) costs               12.1    16.5
         Operations and maintenance                         13.8    14.4
         Depreciation and amortization                       9.1     9.6
         Income taxes                                        8.5     6.9
         Property and other taxes                            3.0     3.4
                                                           -----   -----
           Total operating expenses                        $46.5   $50.8
                                                           =====   =====


     GSR costs for the three-month period ended March 31, 1996, and 1995, include the amortization of the deferred GSR costs which were billed to customers during the same period.

     Operations and maintenance expenses for the three months ended March 31, 1996, decreased by $.6 million compared to the same period in 1995. This decrease was primarily due to lower rent expense, resulting from the capital lease of PGT's new corporate office in Portland, Oregon effective July 1995. This decrease in rent expense is offset by higher depreciation and interest expense related to this capital lease. The decrease in depreciation and amortization expense for the three months ended March 31, 1996, compared to the same period in 1995, was due to lower depreciation rates pursuant to the proposed settlement of PGT's 1994 rate case. Variations in income taxes included in operating expenses were primarily due to changes in taxable income. Property and other taxes for the three months ended March 31, 1996, decreased by $.4 million compared to the same period in 1995 due to lower property taxes in Oregon.

     OTHER INCOME AND (INCOME DEDUCTIONS) - Other income for the three months ended March 31, 1996, decreased $.9 million compared to the same period in 1995 primarily due to a decrease in interest income resulting from lower invested cash balances maintained in 1996 and from a decrease in the carrying charges on the unrecovered GSR costs resulting from a decrease in the unrecovered balance.

     INTEREST EXPENSE - Interest expense, excluding AFUDC debt, for the three months ended March 31, 1996, decreased $1.7 million compared to the same period in 1995, primarily due to lower long-term debt interest offset, in part, by an increase in interest associated with the capital lease of PGT's corporate office. The lease of PGT's new corporate office in Portland, Oregon was effective July 1995. Interest on long-term debt decreased because of a reduction in the average interest rate from 8.1 percent in the three months ended March 31, 1995 compared to 7.4 percent during the same period in 1996. In addition, the average balance of long-term debt outstanding during the three months ended March 31, 1995, was $627 million compared to $563 million during the same period in 1996.

     AFUDC debt for the three months ended March 31, 1996, decreased $.2 million compared to the same period in 1995 due to completion of the construction of the Oregon Extensions, which were placed in service on November 1, 1995.

     NET INCOME - Net income was $12.3 million for the three months ended March 31, 1996, compared with $11.4 million for the same period in 1995. The $.9 million increase in the 1996 period, described in detail above, was primarily the result of higher transportation revenues, lower operations and maintenance expense, and lower long-term debt interest expense. The effects of these items were offset, in part, by lower interest income.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     SOURCES OF CAPITAL - The Company's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing and capital contributions from PG&E. The Company pays dividends to PG&E as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures and maintaining appropriate cash balances.

     CASH PROVIDED BY OPERATING ACTIVITIES - For the three months ended March 31, 1996, net cash provided by operating activities was $47.0 million, as compared with net cash provided by operating activities of $39.8 million for the same period in 1995.

     CASH USED IN INVESTING ACTIVITIES - The Company's expenditures for property, plant and equipment (including the allowance for borrowed funds used during construction) amounted to $7.5 million and $14.8 million for the three months ended March 1996, and 1995, respectively.

     CASH USED IN FINANCING ACTIVITIES - For the three months ended March 31, 1996, cash used in financing activities amounted to $42.5 million and included a net $32.5 million reduction in long-term debt and a $10.0 million dividend paid to PG&E. For the three months ended March 31, 1995, cash used in financing activities amounted to $46.0 million and included a net $46.7 million reduction in long-term debt.


     LEGAL MATTERS
     -------------

     In the normal course of business, the Company is named as a party in a number of claims and lawsuits. In the past, substantially all of these have been litigated or settled with no significant impact on the Company's financial position, liquidity, or results of operations.

     There is one litigation case discussed in Note 2 of the Notes to Consolidated Financial Statements contained in Item 1, Consolidated Financial Statements, above. This case involves antitrust and state law contract claims for damages related to a 30-year contract with a transportation customer. The Company is unable to predict the ultimate outcome of this matter, but such outcome could have a material adverse impact on the Company's results of operations in a future reporting period. The Company believes that the ultimate outcome of this matter will not have a material adverse impact on its financial position or liquidity.

     NEW ACCOUNTING STANDARD
     -----------------------

     The Financial Accounting Standards Board has issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted SFAS No. 121 effective January 1, 1996.

     The general provisions of SFAS No. 121 require, among other things, that the existence of an impairment be evaluated whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable, and prescribes standards for the recognition and measurement of impairment losses. In addition, SFAS No. 121 requires that regulatory assets continue to be probable of recovery in rates, rather than only at the time the regulatory asset is recorded. Regulatory assets currently recorded would be written off if recovery is no longer probable. Under current ratemaking circumstances, there was not any material impact of adopting the standard on PGT's financial position, liquidity or results of operations.



PART II:  OTHER INFORMATION
- ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     Information responding to this Item is included in Note 2 of the Notes to Consolidated Financial Statements in Part I, Item 1, Consolidated Financial Statements, above, which information is hereby incorporated herein by reference.


ITEM 5.  OTHER INFORMATION
         -----------------

     Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     No reports on Form 8-K were filed by the Company during the quarterly period ended March 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   PACIFIC GAS TRANSMISSION COMPANY
                                 ------------------------------------
                                              (Registrant)





May 13, 1996                    By:    /s/ Stanley C. Karczewski
                                    -----------------------------------------
                                Name:  Stanley C. Karczewski
                                Title: Vice President of Finance and
                                       Controller and Chief Financial Officer