Form 10-Q
period 1996-06-30
PACIFIC GAS TRANSMISSION CO
filed 1996-08-14
CIK 75491

Notes to Consolidated Financial Statements (continued)

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

OR

     [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
SECURITIES EXCHANGE ACT OF 1934
                    For the transition period-----------to-----------

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

     Class                                   Outstanding at August 14, 1996
Common Stock                                 1,000 Shares

Registrant meets the conditions set forth in General Instruction (H) (1) (a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

PART I.  Financial Information

Item 1.  Consolidated Financial Statements

         Statements of Consolidated Income

         Consolidated Balance Sheets

         Statements of Consolidated Cash Flows

         Notes to Consolidated Financial Statements

          Note 1.  Basis of Presentation
          Note 2.  Contingencies
          Note 3.  Subsequent Event - Acquisition of State Gas Pipeline Unit

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  Other Information


Item 1.   Legal Proceedings


Item 6.   Exhibits and Reports on Form 8-K


Signature

PART I:  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)
- --------------------------------------------------------------------------------

                                           THREE MONTHS      SIX MONTHS
                                           ENDED JUNE 30,    ENDED JUNE 30,
- --------------------------------------------------------------------------------

(In Thousands)                             1996     1995      1996    1995
- -----------------------------------------------------------------------------


OPERATING REVENUES:
Gas transportation                         $44,564  $43,351  $92,714  $88,876
Gas transportation for PG&E                  8,851   10,531   17,833   21,824
Gas supply restructuring cost recovery
from PG&E                                    7,528    8,740   14,618   21,108
Gas supply restructuring cost recovery       5,564    4,037   10,579    8,167
Other                                          182      134      367      274
- -----------------------------------------------------------------------------

   TOTAL OPERATING REVENUES                 66,689   66,793  136,111  140,249
- -----------------------------------------------------------------------------
OPERATING EXPENSES:
Gas supply restructuring costs              13,092   12,767   25,197   29,265
Operations                                  10,280   13,300   23,107   26,630
Maintenance                                  1,006      746    2,003    1,778
Depreciation and amortization                9,236    9,846   18,352   19,421
Income taxes                                 7,849    6,265   16,314   13,175
Property and other taxes                     2,892    3,339    5,898    6,771
- -------------------------------------------------------------------------------
   TOTAL OPERATING EXPENSES                 44,355   46,263   90,871   97,040
- -------------------------------------------------------------------------------

OPERATING INCOME                            22,334   20,530   45,240   43,209
- -------------------------------------------------------------------------------

OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during
 construction                                  107      332      196      593
Interest income                                432    1,898    1,183    3,958
Other -  net                                  (202)    (639)    (476)  (1,537)
- -------------------------------------------------------------------------------
   TOTAL OTHER INCOME AND (INCOME DEDUCTIONS)  337    1,591      903    3,014
- -------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on long-term debt                  10,018   11,549   20,327   24,190
Allowance for borrowed funds used during
  construction                                 (83)    (290)    (154)    (552)
Other interest charges                       1,047      353    2,030      655
- -------------------------------------------------------------------------------
   NET INTEREST EXPENSE                     10,982   11,612   22,203   24,293
- -------------------------------------------------------------------------------

NET INCOME                                 $11,689  $10,509  $23,940  $21,930
- -------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------
                                               ASSETS
- -------------------------------------------------------------------------------

(In Thousands)                             JUNE 30, 1996    DECEMBER 31, 1995
- -------------------------------------------------------------------------------
                                                     (UNAUDITED)
UTILITY PLANT:
Gas plant in service - at original cost    $1,439,052       $1,418,044
Accumulated depreciation                     (399,174)        (380,585)
- -------------------------------------------------------------------------------
Net utility plant in service                1,039,878        1,037,459
Construction work in progress                  16,333           14,515
- -------------------------------------------------------------------------------
          UTILITY PLANT - NET               1,056,211        1,051,974
- -------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                      12,532            9,839
Accounts receivable from PG&E                   7,570            7,021
Accounts receivable - other                    25,514           27,697
Gas supply restructuring costs recoverable      6,217           30,531
Deferred income taxes                          10,484               -
Inventories (at average cost)                   6,177            7,687
Other                                           7,125           10,216
- -------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                 75,619           92,991
- -------------------------------------------------------------------------------
DEFERRED CHARGES:
Income tax  related                            26,353           26,740
Deferred charge on reacquired debt             15,461           16,064
Unamortized debt expense                        4,561            4,754
Other                                          18,582           13,682
- -------------------------------------------------------------------------------
         TOTAL DEFERRED CHARGES                64,957           61,240
- -------------------------------------------------------------------------------
TOTAL ASSETS                               $1,196,787       $1,206,205
- --------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

- -------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
- -------------------------------------------------------------------------------

(In Thousands)                               JUNE 30,1996    December 31,1995
- -------------------------------------------------------------------------------
                                                       (UNAUDITED)
CAPITALIZATION:
Common stock - no par value; 1,000 shares
   authorized, issued and outstanding         $ 85,474          $  85,474
Additional paid-in capital                     182,000            182,000
Reinvested earnings                            164,006            150,066
- --------------------------------------------------------------------------------

   Total common stock equity                   431,480            417,540
Long-term debt                                 556,704            592,471
- -------------------------------------------------------------------------------
TOTAL CAPITALIZATION                           988,184          1,010,011
- -------------------------------------------------------------------------------
CURRENT LIABILITIES:
Long-term debt - current portion                   357               355
Payable to PG&E                                 17,962             8,003
Accounts payable and accrued liabilities        17,612            27,527
Accrued taxes                                    6,206             8,646
Deferred income taxes                               -              1,716
Reserve for pending regulatory issues           30,569            23,201
- -------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                       72,706            69,448
- -------------------------------------------------------------------------------
DEFERRED CREDITS:
Deferred income taxes                          125,578           117,353
Other                                           10,319             9,393
- -------------------------------------------------------------------------------
TOTAL DEFERRED CREDITS                         135,897           126,746
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES        $1,196,787        $1,206,205
- -------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
- -----------------------------------------------------------------------------
                                                    Six Months Ended
                                                          June 30,
- -------------------------------------------------------------------------------

(In Thousands)                                      1996          1995
- -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $ 23,940      $ 21,930
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization               19,398        20,381
          Deferred income taxes                       (3,588)        3,462
          Gas supply restructuring costs              24,314        26,713
          Allowance for equity funds used
             during construction                        (196)         (593)
Changes in operating assets and liabilities:
          Accounts receivable                          1,634         1,472
          Accounts payable and accrued liabilities    (9,915)       (9,676)
          Payable to PG&E                              9,959        (7,875)
          Accrued taxes                               (2,440)        1,503
          Regulatory accruals                          7,368         4,699
          Other working capital                        1,421          (840)
Other - net                                           (4,055)       (1,589)
- -------------------------------------------------------------------------------
          Net cash provided by operating activities   67,840        59,587
- -------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                            (19,059)      (30,208)
Allowance for borrowed funds used during construction   (154)         (552)
- -------------------------------------------------------------------------------
          Net cash used in investing activities      (19,213)      (30,760)
- -------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                          (36,272)     (691,781)
Long-term debt issued                                     -        596,906
Long-term debt issuance costs                             -         (5,458)
Construction financing                                   338         8,024
Payments for swap termination                             -         (3,898)
Dividend paid to PG&E                                (10,000)           -
- -------------------------------------------------------------------------------
         Net cash used in financing activities       (45,934)      (96,207)
- -------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                2,693       (67,380)
CASH AND CASH EQUIVALENTS AT JANUARY 1                 9,839        74,664
- -------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT JUNE 30                 $12,532       $ 7,284
- -------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
          Interest                                   $21,652       $32,416
          Income taxes                                10,208        18,240
- -------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

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


NOTE 2: CONTINGENCIES

     REGULATORY MATTERS

     Pipeline Expansion - On November 1, 1993, the Company placed in service a major expansion of its natural gas transmission system in Idaho, Washington and Oregon. The new facilities, which were authorized by the Federal Energy Regulatory Commission (FERC or Commission) on August 1, 1991, run parallel to and connect with the existing system and provide additional firm transportation service capacity of 150,000 Decatherms per day (Dt/d) to the Pacific Northwest and 766,000 Dt/d to California. Similarly, the California Public Utilities Commission (CPUC) authorized Pacific Gas and Electric Company (PG&E), the parent of the registrant, to expand its gas pipeline facilities in California to connect with the PGT expansion at the California-Oregon border. PGT's total cost of the 1993 expansion is currently estimated to be approximately $852 million.

     In the August 1, 1991, order, the FERC found that transportation arrangements for PG&E's facilities were discriminatory and initially declined to authorize the start of construction. In particular, the FERC found that the CPUC-imposed restraints on access by PGT's 1993 expansion shippers to PG&E's pre-expansion facilities were discriminatory. However, on October 24, 1991, the FERC permitted PGT to commence construction, while the CPUC re-examined the features of its rate design for PG&E, but imposed a lower penalty return on equity, 10.13 percent, instead of the previously prescribed 12.5 percent on the 1993 expansion, until such time that PGT demonstrated that neither its rates nor its transportation policies nor PG&E's CPUC-approved rates and policies resulted in unduly discriminatory restraints. PGT requested a rehearing of this feature of the FERC's certificate. In October 1992, the CPUC reaffirmed its policies which resulted in renewed petitions to the FERC requesting, among other things, revocation of the Company's authorization to operate the 1993 expansion facilities.

     On March 16, 1993, the FERC issued an order addressing the various petitions for rehearing of its prior decisions related to the interstate portion of the 1993 expansion. In the order, the FERC upheld its decision to authorize the construction and operation of the 1993 expansion and raised PGT's authorized return to 12.75 percent, but reaffirmed the 10.13 percent penalty return on equity for PGT's 1993 expansion facilities. The FERC denied a request for rehearing of the March 16, 1993 order. PGT appealed the 10.13 percent penalty return to the United States Court of Appeals. Irrespective of what the court may ultimately decide, in the proposed settlement of the 1994 rate case (see

"1994 Rate Case," below), it was agreed that the reduced rate of return would not apply in the Company's 1994 rate case or in any subsequent rate case. The Company agreed not to retroactively bill its customers for the period from November 1, 1993, through August 31, 1994, for a rate higher than the 10.13 percent penalty return previously approved by the FERC. The proposed settlement is subject to approval by the FERC and has been opposed by several parties. In the event the FERC rejects the settlement, PGT's 1994 rate case would proceed to a FERC decision based upon the evidence in the case.

     In addition to PGT's appeal to the United States Court of Appeals, a number of parties also sought rehearing of all of these FERC orders and have petitioned for judicial review in the same court. On June 4, 1993, the Court of Appeals
consolidated the cases for processing.   The consolidated cases were argued on
November 14, 1995, with a group of petitioners requesting the court to direct the FERC to provide for compensation to shippers for alleged damages they suffered as a result of the discriminatory conditions discussed above. Petitioners did not specify the extent of the alleged damages or a basis for computing such damages.

     The Company is unable to assess the extent of any claims for damages that could be asserted in the consolidated cases currently pending before the Court of Appeals, or the validity of such claims if they are eventually made to the FERC. However, the Company believes that the ultimate resolution of the issues discussed above will not have a material adverse impact on its financial position, liquidity or results of operations.

     1994 Rate Case - On February 28, 1994, PGT filed an application with the FERC to change its rates for transportation services. These rates are based on an overall cost of service of approximately $217 million, including a return on equity of 13 percent. The proposed rate of return on equity applied to all facilities and discontinued the penalty rate of return on equity of 10.13 percent that the FERC had earlier required to be used to develop initial rates for PGT's expansion facilities, discussed in more detail above. The major issue in this proceeding is whether PGT's mainline transportation rates should be equalized through the use of rolled-in cost allocation, or whether they should continue to reflect the current use of incremental costs to determine rates to be paid by firm shippers. PGT proposed that mainline rates reflect the rolled-in approach on a prospective basis. As an alternative to its primary proposal, PGT also filed a separate set of tariff sheets providing for continued incremental pricing pending the adjudication of PGT's primary, rolled-in rates proposal.

     On March 31, 1994, the FERC issued an order that accepted PGT's alternative incremental rates, and authorized PGT to place these rates into effect on September 1, 1994, when the Company was permitted to begin charging the increased rates subject to refund, and established a hearing before an administrative law judge to consider the reasonableness of the primary rolled-in rates proposal. Although the FERC rejected the proposal to place rolled-in rates into effect on September 1, 1994, the FERC indicated that PGT would be afforded the opportunity at the hearing to support and justify a rolled-in rate proposal. Evidentiary hearings before an administrative law judge were concluded in September 1995. Initial briefs were submitted in November 1995.

     On March 21, 1996, the Company filed a proposed settlement with the FERC which would resolve all issues in this case. On May 2, 1996, the administrative law judge certified the settlement for decision by the FERC. Of primary significance to the case, the proposed settlement provides that rolled-in rates will become effective on the latter of November 1, 1996, or upon an initial order by the Commission. Under the terms of the proposed settlement, to mitigate the impact of the higher rolled-in rates, most of the firm pre-1993 expansion shippers would receive a reduction from the rolled-in rates for six years, while the 1993 expansion shippers would pay a surcharge in addition to the rolled-in rates to offset the effect of the mitigation.
Although the implementation of rolled-in rates by itself would not change PGT's total revenue requirement, the settlement does provide for, among other things, a lower total cost of service of $206 million, lower depreciation rates, and a return on equity of 12.2 percent. If the settlement becomes effective, up to three percent of PGT's firm transportation service capacity would be turned back to PGT to be subscribed to other shippers.

     The overall effect of the settlement on current rates, including mitigation measures and agreed upon lower cost of service, will be to decrease PGT's current 100 percent load factor transportation rates for the full distance of the pipeline (from the Canadian-U.S. border to the Oregon-California border) from $.48 to $.33 per Decatherm (Dt) for the 1993 expansion shippers, and to increase the transportation rate for most of the pre-1993 expansion shippers from $.16 to either $.20 or $.24 per Dt depending upon the level of mitigation. The rolled-in rate for the full distance would be $.26 per Dt.

     The proposed settlement is subject to approval by the FERC and is primarily opposed by one competitor and by four shippers representing approximately five percent of PGT's total firm transportation service capacity. In the event the FERC rejects the settlement, PGT's 1994 rate case would proceed to a FERC decision based upon the evidence in the case.

     PGT has recorded a reserve for revenues subject to refund and related interest of $30.6 million at June 30, 1996. PGT believes that the ultimate resolution of this rate case will not have a material impact on its financial position, liquidity or results of operations.

     Gas Supply Restructuring (GSR) Costs - Through June 30, 1996, PGT has incurred total Gas Supply Restructuring (GSR) costs of $239.7 million. Pursuant to the Transition Cost Recovery Mechanism (TCRM), the FERC has approved the recovery of $168.5 million of such GSR costs, of which $56.2 million was recovered through direct bills principally to PG&E and $112.3 million, plus carrying costs, is being recovered on a monthly basis through no later than November 14, 1996, via a surcharge applicable to volumes transported under certain of PGT's rate schedules. As of June 30, 1996, the balance of unrecovered GSR costs was $6.2 million.

     On January 25, 1996, the CPUC sought judicial review of the FERC's approval of approximately $10.9 million of GSR costs. However, as part of the proposed settlement of PGT's 1994 rate case discussed above, the CPUC agreed to withdraw its petition for judicial review in consideration of PGT's agreement to refund $3.2 million of the GSR costs direct billed to PG&E, if the rate case settlement is approved by the FERC. Accordingly, PGT has recorded a reserve of $3.2 million, which is included in Reserve for Pending Regulatory Issues on the Consolidated Balance Sheet.

LEGAL MATTERS

     Norcen Litigation: On March 17, 1994, Norcen Energy Resources Limited (Norcen Energy) and Norcen Marketing Incorporated (Norcen Marketing) filed a complaint in the U.S. District Court, Northern District of California, against PG&E and PGT. In April 1991, Norcen Marketing signed a 30-year firm service agreement with PGT for transportation of approximately 47,000 Dt/d on the PGT 1993 expansion. The annual demand charges under the contract currently are approximately $7.8 million, and will decrease to approximately $5.5 million effective November 1996 if the proposed settlement of the 1994 rate case discussed above is approved by the FERC. Norcen Energy is a guarantor of the 30-year transportation contract between PGT and Norcen Marketing.

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

NOTE 3: SUBSEQUENT EVENT - ACQUISITION OF STATE GAS PIPELINE UNIT

     On July 1, 1996, the PGT Queensland Unit Trust (PGT Trust), a unit trust created under the laws of Australia, purchased all of the assets comprising the Queensland State Gas Pipeline (Pipeline) from the Government of the State of Queensland, Australia. The purchase was effected pursuant to the State Gas Pipeline Sale Agreement between the Secretary for Mines of the State of Queensland and PGT Australia Pty Limited (PGT Australia), as Trustee of the
PGT Trust. PGT Australia is an Australian corporation which is a wholly owned subsidiary of the registrant.

     The record owners of all of the issued and outstanding units of the PGT Trust, who as such own all of the beneficial interest in the PGT Trust, are Pacific Gas Transmission International, Inc. (PGT International), a California corporation which is a wholly owned subsidiary of the registrant, and PGT Queensland Pty Limited (PGT Queensland), an Australian corporation which is also a wholly owned subsidiary of the registrant.

     The Pipeline is an approximately 389 mile 12 inch pipeline constructed in 1990 which extends from Wallumbilla to Gladstone and Rockhampton in Queensland,
Australia.    The pipeline was operated by the Government of the state of
Queensland, Australia to provide natural gas transportation service to customers in the vicinity of the Pipeline. The PGT Trust intends to continue such operations.

     The purchase price, including related stamp duty taxes, for the Pipeline was approximately US$133 million. Additional incurred and projected acquisition costs, including financing costs and working capital, are approximately US$6 million. The purchase price for the assets comprising the Pipeline was established through negotiations with the Government of Queensland following a bidding process in which the registrant was the winning bidder.

     The acquisition of the Pipeline by the PGT Trust was financed through a combination of equity contributions from the registrant and aggregate loan proceeds of US$91 million drawn under a recourse loan agreement and a non-recourse loan agreement. The non-recourse loan agreement between PGT Australia, in its capacity as trustee of the PGT Trust, and a group of lenders provided for loans denominated in both United States and Australian Dollars totaling approximately US$60 million. Repayment of amounts outstanding under the non-recourse agreement is secured by a first mortgage and first security interest in substantially all of the assets owned by the PGT Trust (with certain limited exceptions), but is otherwise non-recourse to PGT Australia, PGT International, PGT Queensland and the registrant. PGT Australia, in its capacity as trustee of the PGT Trust, also entered into a recourse loan agreement with a group of lenders providing for loans in United States Dollars in the amount of US$40 million. Repayments of amounts outstanding under the recourse agreement are not secured by mortgage or security interests in the assets of the PGT Trust.
In connection with this financing, PG&E, the parent of the registrant, has entered into a Capital Infusion Agreement with the registrant (Capital Infusion Agreement), under which PG&E has agreed to make capital contributions to the registrant, under certain circumstances, in an aggregate amount not exceeding US$40 million; the registrant has assigned its rights under the Capital Infusion Agreement to the Facility Agent as agent for and on behalf of the lenders under the Recourse Facility Agreement. In the event of a default by the PGT Trust in its obligations under the Recourse Facility Agreement, the Facility Agent may cause PG&E to pay directly to the Facility Agent, as agent for and on behalf of the lenders under the Recourse Facility Agreement, all amounts due thereunder up to PG&E's maximum obligation under the Capital Infusion Agreement. In certain circumstances, an unconditional guaranty by the registrant may be substituted for the Capital Infusion Agreement as credit support for the PGT Trust's obligations under the recourse agreement. In addition, the registrant has issued a guarantee in favor of the Facility Agent with respect to all interest, fees, expenses and other obligations under the recourse agreement, other than principal, in an aggregate amount not to exceed US$2 million. PGT International has guaranteed the repayment in full by the PGT Trust of all amounts payable under the recourse agreement.

     In connection with the financing associated with PGT's acquisition of the Queensland State Gas Pipeline, PGT Australia, to hedge its exposure to interest rate movement, entered into interest rate swap agreements with domestic and international banks, under which floating rate interest payment obligations denominated in United States Dollars and Australian Dollars were swapped for fixed rate interest payment obligations (see Part I, Item 2, "Liquidity and Capital Resources"). PGT Australia's payment obligations under these swap agreements (see Part I, Item 2, "Liquidity and Capital Resources") are guaranteed by the registrant up to an amount not exceeding US$ 9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes some forward-looking statements that involve a number of risks and uncertainties. Importantly, the ultimate impact of increased competition and the changing regulatory environment on future results is uncertain, but is expected to cause changes in the way Pacific Gas Transmission Company (PGT) conducts its business and to cause earnings to be more volatile. This outcome, and other matters discussed below, including the outcome of certain litigation with a firm shipper of PGT, may cause future results to differ materially from historical results or from results or outcomes currently expected or sought by the Company.

     GENERAL

     PGT is an interstate natural gas pipeline company and a wholly owned subsidiary of Pacific Gas and Electric (PG&E). PGT's transportation system provides access to natural gas from producing fields in western Canada and extends from the British Columbia-Idaho border to the Oregon-California border. PGT's transportation system also provides service to various delivery points in Idaho, Washington and Oregon. The Company's natural gas transportation services are regulated by the United States Department of Energy, in particular the Federal Energy Regulatory Commission (FERC). Various safety issues are subject to the jurisdiction of the United States Department of Transportation.

The PG&E Board of Directors has authorized, and shareholders and the FERC have approved, a plan to restructure the corporate organization of PG&E and its subsidiaries. The result of the change in corporate structure will be to have PG&E become a separate subsidiary of a parent holding company (ParentCo) with the present holders of PG&E common stock becoming holders of ParentCo common stock. As part of the change in structure, it is contemplated that PG&E will transfer its ownership interests in its two principal subsidiaries, PGT and PG&E Enterprises, to ParentCo, so that PGT and PG&E Enterprises will become subsidiaries of ParentCo. The debt and preferred stock of PG&E would remain outstanding at the PG&E level and would not become obligations or securities of ParentCo.

     CHANGING REGULATORY ENVIRONMENT

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

     As a result of the current SFV rate design and PGT's existing long-term contracts, there are presently only minor financial effects due to fluctuating levels of throughput on PGT's system. While the Company believes that SFV rate design is likely to continue as the basis for ratemaking for PGT over the near term, any departure from SFV rate design (whereby a portion of fixed costs would be assigned to the commodity or delivery component of rates) could cause PGT's operating results to be affected by fluctuations in the volumes of gas transported on its system. Similarly, if PGT did not have all of its firm transportation service capacity subscribed under long-term contracts, variations in PGT's throughput would have a more significant impact on its operating results. See discussion of PGT's 1994 rate case below, which would place PGT at risk for resubscription of certain capacity if a proposed settlement of that case is approved. In addition, see "Legal Matters - Norcen Litigation" in Note 2 of the Notes to Consolidated Financial Statements contained in Part I, Item 1, above, for a discussion of litigation filed against PGT by one of its long-term firm transportation service customers which is seeking a recision of that contract.

     As discussed more fully in "Regulatory Matters - 1994 Rate Case" in Note 2 of the Notes to Consolidated Financial Statements contained in Item 1, above, on March 21, 1996, PGT filed a proposed settlement at FERC which would resolve all issues in this pending rate case. This proposed settlement, among other things, provides for the adoption of rolled-in rates beginning on the latter of November 1, 1996, or upon an initial order by the Commission. Although the implementation of rolled-in rates by itself would not change PGT's total revenue requirement, the settlement does provide for, among other things, a lower total cost of service of $206 million, lower depreciation rates, and a return on equity of 12.2 percent. In addition, at such time as the settlement becomes effective, up to three percent of PGT's firm transportation service capacity will be turned back to PGT for subscription to other shippers. To mitigate the impact of the higher rates, most of the firm pre-1993 expansion shippers will be receiving a reduction from the rolled-in rates for six years, while the 1993 expansion shippers will pay a surcharge in addition to the rolled-in rates to offset the effect of the mitigation on PGT's total revenue requirement. The proposed settlement is subject to approval by the FERC and is primarily opposed by one competitor and by four shippers representing approximately five percent of PGT's total firm transportation service capacity. In the event the FERC rejects the settlement, PGT's 1994 rate case would proceed to a FERC decision based upon the evidence in the case.

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

     On July 17, 1996, the FERC adopted a new rule which standardizes technology and operating procedures for pipelines in order to promote greater integration of the national gas grid. On July 31, 1996, the FERC issued a Notice of Proposed Rulemaking (NOPR) to improve the efficiency of capacity release procedures and to allow rates above the cost-based rate cap in markets that pipelines demonstrate lack of market power.

     COMPETITION

     Competition to provide natural gas transportation services has intensified in recent years. Regulatory changes, such as Order 636, have significantly increased customers' flexibility, choices and responsibility to directly manage their gas supplies.

     PGT has in the past, and will in the future, actively compete with other pipeline companies for transportation customers on the basis of transportation rates, access to competitively priced gas supply basins, and quality and reliability of transportation services. In the current open access environment, the competitiveness of the pipeline's transportation services in the market it serves is determined generally on the basis of delivered natural gas prices, of which transportation cost is a portion of the total delivered price. Because PGT's firm transportation service capacity is currently fully subscribed under long-term contracts, and because of the current SFV rate design, there are no material financial effects due to fluctuating levels of throughput on its system because of changes in market conditions. However, under the proposed settlement of its 1994 rate case, which if approved, would be effective on the latter of November 1, 1996, or upon an initial order by the Commission, up to three percent of PGT's firm transportation service capacity would be turned back to PGT. As a result, PGT would be at risk for the subscription of this capacity. In addition, any departure from SFV rate design would also subject PGT's revenue to variations in throughput volumes. On July 16, 1996, the United States Court of Appeals for the District of Columbia Circuit affirmed the FERC's adoption of the SFV rate design for all natural gas pipelines under FERC's jurisdiction. In light of the Court's decision, it appears unlikely that FERC will mandate any departure from the SFV rate design in the near future.

     FUTURE EXPANSIONS AND BUSINESS DEVELOPMENT

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

     Consistent with this strategy, on July 1, 1996, a wholly owned subsidiary of PGT acquired a 389-mile natural gas pipeline in northeastern Australia, from the state of Queensland, Australia. (See Note 3, "Subsequent Event - Acquisition of State Gas Pipeline Unit" in the Notes to Consolidated Financial Statements in
Part I, Item 1, Consolidated Financial Statements.)


     ACCOUNTING FOR THE EFFECTS OF REGULATION

     The Company currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, the Company has accumulated approximately $59.6 million of regulatory assets as of June 30, 1996. Management expects to recover all of these costs through rates charged to customers.

     RESULTS OF OPERATIONS

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                       ------     --------    -------  -------
                                       1996        1995        1996     1995
                                       ------     --------    -------  -------
                                          (in millions)         (in millions)

Operating revenues                    $ 66.7      $  66.8    $ 136.1  $ 140.2
Operating expenses                      44.4         46.3       90.9     97.0
                                       ------     -------     -------  -------
Operating income                        22.3         20.5       45.2     43.2
Other income and (income deductions)     0.3          1.6        0.9      3.0
Net interest expense                   (10.9)       (11.6)     (22.2)   (24.3)
                                       ------     -------     -------  -------
      Net Income                      $ 11.7       $ 10.5    $  23.9   $ 21.9
                                       ======     =======     =======  =======


                                        At June 30,      At December 31,
                                            1996               1995
                                        ------------     -- -----------
                                                (in millions)

    Total Assets                        $    1,196.8     $   1,206.2
                                        ============     ============

NET INCOME

     Net income was $11.7 million and $23.9 million, respectively, for the three and six months ended June 30, 1996, compared with $10.5 million and $21.9 million for the same periods in 1995. The $1.2 million and $2.0 million respective increases during the three and six month periods ended June 30, 1996, compared to the same periods in 1995, were primarily the result of lower operations and maintenance expenses and lower long-term debt interest expense. The effects of these items were offset, in part, by reduced interest income.

     Operating Revenues - The components of total operating revenues are as follows:

                                     Three Months Ended     Six Months Ended
                                         June 30,                June 30,
                                    ------------------     ----------------
                                     1996       1995        1996      1995
                                     ----       -----       ----      ----
                                       (in millions)         (in millions)

Gas transportation                   $53.4      $53.9       $110.5    $110.7
Gas supply restructuring (GSR) cost   13.1       12.8         25.2      29.3
Other                                  0.2        0.1          0.4       0.2
                                    ------       -----      -------    -----
      Total Operating Revenues       $66.7      $66.8       $136.1    $140.2
                                    ======      =====       =======   ======

     Gas transportation revenues for the three- and six- month periods ended June 30, 1996, approximated the results for the equivalent periods during 1995.

     GSR cost recovery revenues reflect the collection from customers through volumetric surcharges and direct bills of deferred GSR costs over a three-year period, beginning November 15, 1993, as permitted by the transition cost recovery mechanism (TCRM) approved by the FERC. These revenues have no effect on income as they are fully offset by the amortization of like amounts of deferred GSR costs. The decrease for the six month period ended June 30, 1996, compared to the same period in 1995, resulted primarily from a direct billing of $4.7 million of GSR costs to PG&E in March 1995, pursuant to the January 1995 GSR filing approved by the FERC.

     Operating Expenses - The components of total operating expenses are as follows:


                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                        --------------------  -----------------
                                          1996        1995      1996    1995
                                          ----        ----      ----    -----
                                           (in millions)         (in millions)

Gas supply restructuring (GSR) costs    $ 13.1     $  12.8   $  25.2   $  29.3
Operations and maintenance                11.3        14.0      25.1      28.4
Depreciation and amortization              9.2         9.9      18.4      19.4
Income taxes                               7.9         6.3      16.3      13.1
Property and other taxes                   2.9         3.3       5.9       6.8
                                        ---------   --------   ------  ------    -------
    Total Operating Expenses             $ 44.4      $ 46.3    $ 90.9   $ 97.0
                                        =========   ========   ======  =======

      GSR costs for the six-month periods ended June 30, 1996, and 1995, include the amortization of the deferred GSR costs which were billed to customers during the same period.

     Operations and maintenance expenses for the three and six months ended June 30, 1996, decreased by $2.7 million and $3.3 million, respectively,
compared to the same periods in 1995.   The reductions were primarily due to
decreased regulatory expenses, lower general expenses and reduced rent expense. Lower rent expense resulted from the capital lease of PGT's new corporate office in Portland, Oregon, effective July 1995. This decline in rent expense was offset by the combination of additional depreciation expense and interest expense associated with the lease. However, due to lower depreciation rates applied in anticipation of FERC approval of the proposed settlement of PGT's 1994 rate case, total depreciation and amortization expense declined for the three and six months ended June 30, 1996, compared to the same periods in 1995. Variations in income taxes were primarily due to changes in taxable income as PGT's effective tax rate remained relatively unchanged. Property and other taxes for the three and six months ended
June 30, 1996, decreased by $0.4 million and $0.9 million, respectively, compared to the same periods in 1995, due to lower property taxes for PGT's facilities in Oregon.

     Other Income and (Income Deductions) - Other income for the three and six months ended June 30, 1996, decreased $1.3 million and $2.1 million, respectively, compared to the same periods in 1995, primarily due to a decrease in interest income resulting from the combination of lower invested cash balances in 1996 and reduced unrecovered GSR balances, which earn interest.

     INTEREST EXPENSE

     Interest expense, excluding AFUDC debt, for the three and six months ended June 30, 1996, decreased $0.8 million and $2.5 million, respectively, compared to the same periods in 1995, primarily due to lower long-term debt interest offset, in part, by an increase in interest associated with the capital lease of PGT's corporate office, which was effective July 1995.
Interest on long-term debt decreased because of a reduction in the average interest rate from 7.9 percent in the six months ended June 30, 1995, compared to 7.4 percent during the same period in 1996. In addition, the average balance of long-term debt outstanding during the six months ended June 30, 1995 was $610 million compared to $553 million during the same period in 1996.

     AFUDC debt for the three and six months ended June 30, 1996, decreased $0.2 million and $0.4 million, respectively, compared to the same periods in 1995 due to completion of the construction of Oregon Extensions, which were placed in service on November 1, 1995.

     LIQUIDITY AND CAPITAL RESOURCES

     Sources of Capital - The Company's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing and capital contributions from PG&E. The Company pays dividends to PG&E as part of a balanced approach for managing its capital structure, funding its operations and capital expenditures and maintaining appropriate cash balances.

     Cash Provided by Operating Activities - For the six months ended June 30, 1996, net cash provided by operating activities was $67.8 million, as compared with net cash provided by operating activities of $59.6 million for the same period in 1995.

     Cash Used in Investing Activities - The Company's expenditures for property, plant and equipment (including the allowance for borrowed funds used during construction) were $19.2 million and $30.8 million for the six months ended June 30 1996, and 1995, respectively. The increased construction activity in 1995 was associated with PGT's Oregon Extensions.

     Cash Used in Financing Activities - For the six months ended June 30, 1996, cash used in financing activities amounted to $45.9 million and included a net $35.9 million reduction in long-term debt and a $10.0 million dividend paid to PG&E. For the six months ended June 30, 1995, cash used in financing activities amounted to $96.2 million and included a net $92.3 million reduction in long-term debt.

     Financing for New Acquisition - On July 1, 1996, the PGT Queensland Unit Trust (PGT Trust), a unit trust created under the laws of Australia, purchased all of the assets comprising the Queensland State Gas Pipeline from the Government of the State of Queensland, Australia. (See Note 3 "Subsequent Event
- - acquisition of the State Gas Pipeline Unit" in the Notes to Consolidated Financial Statements contained in Part I, Item 1.)

     This acquisition was financed through a combination of equity contributions from the registrant and bank loans. PGT Australia, in it's capacity as trustee of the PGT Trust, entered into non-recourse and recourse agreements with domestic and international banks providing loans to the PGT Trust in connection with the acquisition and operation of the pipeline denominated in both United States Dollars and Australian Dollars totaling approximately US$100 million of
which approximately US$91 million was used for the acquisition.   The loans were
issued for a five-year term with interest rates based upon the LIBOR rate plus a margin dependent upon a rating level. The registrant has guaranteed interest, fees, expenses, and other obligations under this recourse agreement, other than principal, in an aggregate amount not to exceed US$2 million.

     In connection with this financing, PGT Australia, entered into interest rate swap agreements with domestic and international banks, under which certain floating rate interest payment obligations were swapped for fixed rate interest payment obligations as described below:

                                           FIXED
                                           SWAP

EFFECTIVE DATE    PERIOD OF TIME      AMOUNT        RATE     TYPE OF DEBT
- -------------     --------------   (In Millions)    -----    ------------
                                   -------------
July 3, 1996      5 years          US$22            6.684%   Recourse
July 3, 1996      2 years          US$4             6.70%    Non-Recourse
July 3, 1996      5 years          US$41            6.70%    Non-Recourse
July 2, 1996      2 years           A$1             8.7175%  Non-Recourse
July 2, 1996      5 years           A$12            8.7175%  Non-Recourse

     PGT Australia's payment obligations under such swap agreements are guaranteed by the registrant up to an amount not exceeding US$9 million.

          LEGAL MATTERS

     In the normal course of business, the Company is named as a party in a number of claims and lawsuits. In the past, substantially all of these have been litigated or settled with no significant impact on the Company's financial position, liquidity, or results of operations.

     There is one litigation case discussed in the "Legal Matters" section of
Note 2 "Contingencies" in the Notes to Consolidated Financial Statements contained in Part I, Item 1, Consolidated Financial Statements, above. This case involves antitrust and state law contract claims for damages related to a 30-year contract with a transportation customer. The Company is unable to predict the ultimate outcome of this matter, but it could have a material adverse impact on the Company's results of operations in a future reporting period. The Company believes that the ultimate outcome of this matter will not have a material adverse impact on its financial position or liquidity.

     NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). The Company adopted SFAS No. 121 effective January 1, 1996.

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


PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Information responding to this Item is included in the "Legal Matters" section of Note 2 "Contingencies" in the Notes to Consolidated Financial Statements in Part I, Item 1, Consolidated Financial Statements, above, which information is hereby incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Reports on Form 8-K during the second quarter of 1996 and through the date hereof:

     July 15, 1996
     Item 2. Acquisition or Disposition of Assets - acquisition of an Australian natural gas pipeline from the state of Queensland.

     August 13, 1996
     Item 7. Financial Statements and Exhibits - pro forma financial information and consent of independent public accountants regarding the acquisition of an Australian natural gas pipeline from the state of Queensland.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PACIFIC GAS TRANSMISSION COMPANY
                                             (Registrant)



August 14, 1996                    By:  /s/   STANLEY C. KARCZEWSKI

                              Name:      Stanley C. Karczewski
                              Title:     Vice President of Finance and
Controller
                                    and Chief Financial Officer