Form 10-Q/A
period 1996-06-30
PACIFIC GAS TRANSMISSION CO
filed 1996-10-09
CIK 75491

Notes to Consolidated Financial Statements (continued)
1

                                   FORM 10-Q/A

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
     (State or other jurisdiction of         (I.R.S. employeridentification No.)
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

     Class                                   Outstanding at October 9 1996
Common Stock                                 1,000 Shares

Registrant meets the conditions set forth in General Instruction (H) (1) (a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

The registrant hereby supplements it Report on Form 10-Q filed on August 14, 1996 to include Exhibit 27.



                        TABLE OF CONTENTS


Item 6. Exhibits and Reports on Form 8-K

     a.  Exhibits

         Exhibit 27.   Financial Data Schedule

Signature                                                   1

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                         PACIFIC GAS TRANSMISSION COMPANY
                         --------------------------------
                                   (Registrant)



October 9, 1996          By:  /s/ STANLEY C. KARCZEWSKI
                              -------------------------
                         Name:  Stanley C. Karczewski
                         Title: Vice President Finance and
                                Controller and Chief Financial
                                Officer