Form 10-Q
period 1996-09-30
PACIFIC GAS TRANSMISSION CO
filed 1996-11-14
CIK 75491

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1996

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

     Class                                   Outstanding at November 14, 1996
Common Stock                                 1,000 Shares

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

             Note 1.  Basis of Presentation
             Note 2.  Contingencies
             Note 3.  Acquisition of State Gas Pipeline

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


PART II.  Other Information


Item 1.   Legal Proceedings


Item 6.   Exhibits and Reports on Form 8-K


Signature

PART I:  FINANCIAL INFORMATION
-------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------

STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
------------------------------------------------------------------------------

                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                    SEPTEMBER 30,      SEPTEMBER 30,
-------------------------------------------------------------------------------
(In Thousands)                    1996       1995        1996      1995
--------------------------------------------------------------------------------
OPERATING REVENUES:
Gas transportation               $50,366      $42,565   $143,080      $131,441
Gas transportation for PG&E        8,739       10,625     26,572        32,449
Gas supply restructuring cost
recovery from PG&E                 3,229        2,615     17,847        23,723
Gas supply restructuring cost
recovery                           3,525        3,308     14,104        11,475
Other                                399          131        766           405
--------------------------------------------------------------------------------

        Total operating revenues  66,258       59,244    202,369       199,493
--------------------------------------------------------------------------------

OPERATING EXPENSES:
Gas supply restructuring costs     6,754        5,923     31,951        35,188
Operations                        13,157       11,258     36,264        37,888
Maintenance                          217          891      2,220         2,669
Depreciation and amortization     10,127       10,664     28,479        30,085
Property and other taxes           3,019        3,428      8,917        10,199
--------------------------------------------------------------------------------

        Total operating expenses  33,274       32,164    107,831       116,029
--------------------------------------------------------------------------------

OPERATING INCOME                  32,984       27,080     94,538        83,464
--------------------------------------------------------------------------------

OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds
used during construction              93          506        289         1,099
Interest income                      860        1,098      2,043         5,056
Other -  net                      (2,427)        (506)    (3,586)       (1,081)
--------------------------------------------------------------------------------
      Total other income and
         (income deductions)      (1,474)       1,098     (1,254)        5,074
--------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on long-term debt        11,798       10,623     32,125        34,813
Allowance for borrowed funds
used during construction             (69)        (397)      (223)         (949)
Other interest charges             1,047          682      3,077         1,337
--------------------------------------------------------------------------------

       Net interest expense       12,776       10,908     34,979        35,201
--------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES        18,734       17,270     58,305        53,337

--------------------------------------------------------------------------------

INCOME TAX EXPENSE                 7,274        6,320      22,905       20,457
--------------------------------------------------------------------------------

NET INCOME                       $11,460      $10,950     $35,400      $32,880
===============================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------

                                         SEPTEMBER 30,          DECEMBER 31,
(In Thousands)                               1996                   1995
--------------------------------------------------------------------------------
(UNAUDITED)
PROPERTY, PLANT, & EQUIPMENT:
Property, plant & equipment in service     $1,585,481            $1,418,044
Accumulated depreciation                     (409,660)             (380,585)
--------------------------------------------------------------------------------

Net plant in service                        1,175,821             1,037,459
Construction work in progress                  12,616                14,515
--------------------------------------------------------------------------------

   Total property, plant, & equipment - net 1,188,437             1,051,974
-------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                      19,382                 9,839
Accounts receivable from PG&E                   4,304                 7,021
Accounts receivable - other                    21,356                27,697
Gas supply restructuring costs recoverable        487                30,531
Deferred income taxes                          13,849                     -
Inventories (at average cost)                   5,213                 7,687
Other                                          11,079                10,216
--------------------------------------------------------------------------------

   Total current assets                        75,670                92,991
--------------------------------------------------------------------------------
DEFERRED CHARGES:
Income tax related                             26,700                26,740
Deferred charge on reacquired debt             16,015                16,064
Unamortized debt expense                        4,502                 4,754
Other                                          11,900                13,682
--------------------------------------------------------------------------------

   Total deferred charges                      59,117                61,240
--------------------------------------------------------------------------------

TOTAL ASSETS                               $1,323,224            $1,206,205
===============================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheets
------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
-----------------------------------------------------------------------------

(In Thousands)                          SEPTEMBER 30,        DECEMBER 31,
                                             1996                1995
-------------------------------------------------------------------------------

(Unaudited)
CAPITALIZATION:
Common stock - no par value; 1,000 shares
authorized, issued and outstanding            $85,474           $85,474
Additional paid-in capital                    192,000           182,000
Foreign currency translation adjustment           417                 -
Reinvested earnings                           175,466           150,066
-------------------------------------------------------------------------------

      Total common stock equity               453,357           417,540
Long-term debt                                643,464           592,471
-------------------------------------------------------------------------------

      Total capitalization                  1,096,821         1,010,011
-------------------------------------------------------------------------------

CURRENT LIABILITIES:
Long-term debt - current portion                  376               355
Payable to PG&E                                18,634             8,003
Accounts payable and accrued liabilities       25,730            27,527
Accrued taxes                                   8,878             8,646
Deferred income taxes                               -             1,716
Reserve for pending regulatory issues          34,728            23,201
-------------------------------------------------------------------------------

        Total current liabilities              88,346            69,448
-------------------------------------------------------------------------------

DEFERRED CREDITS:
Deferred income taxes                         126,916           117,353
Other                                          11,141             9,393
-------------------------------------------------------------------------------

        Total deferred credits                138,057           126,746
-------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES       $1,323,224        $1,206,205
==============================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 STATEMENTS OF CONSOLIDATED CASH FLOWS
-----------------------------------------------------------------------------
 (UNAUDITED)
-----------------------------------------------------------------------------

                                            NINE MONTHS ENDED SEPTEMBER 30,
-------------------------------------------------------------------------------
(In Thousands)                                   1996            1995
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $35,400          $32,880
Adjustments to reconcile net income to net
cash provided by operations:
          Depreciation and amortization           29,415           31,746
          Deferred income taxes                   (5,962)           1,806
          Gas supply restructuring costs          30,044           31,753
          Allowance for equity funds used
          during construction                       (289)          (1,098)
Changes in operating assets and liabilities:
          Accounts receivable                      9,058           (1,061)
          Accounts payable and accrued liabilities(1,797)           1,744
          Payable to PG&E                         10,631            1,413
          Accrued taxes                              232            4,700
          Regulatory accruals                     11,527           15,128
          Other working capital                   (1,569)            (846)
Other - net                                        3,447           (3,401)
-------------------------------------------------------------------------------

          Cash provided by operating activities  120,137          114,764
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of State Gas Pipeline               (136,227)              -
Construction expenditures                        (25,252)         (50,287)
Allowance for borrowed funds used
during construction                                 (223)            (949)
-------------------------------------------------------------------------------

          Cash used in investing activities     (161,702)         (51,236)
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                      (40,728)        (781,611)
Long-term debt proceeds for acquisition
of State Gas Pipeline                             91,742              -
Long-term debt issued                                 -           666,915
Long-term debt issuance costs                       (323)          (5,342)
Construction financing                                -             9,559
Payments for swap termination                         -            (3,898)
Equity Contribution from PG&E                     10,000                -
Dividend paid to PG&E                            (10,000)               -
-------------------------------------------------------------------------------

          Net cash provided by (used in)
          financing activities                    50,691         (114,377)
-------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH              417              -
-------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS            9,543          (50,849)
CASH AND CASH EQUIVALENTS AT JANUARY 1             9,839           74,664
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30        $19,382          $23,815
===============================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:

         Interest                                $23,407          $34,837
         Income taxes                             22,673           18,240
-------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------

Note 1:  Basis of Presentation
---------------------------------

     The accompanying unaudited consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for the following entities:
     Pacific Gas Transmission Company (PGT)
     PGT's wholly owned subsidiaries:
          PGT Australia Pty Limited (PGT Australia)
          Pacific Gas Transmission International, Inc. (PGT International)
          PGT Queensland Pty Limited (PGT Queensland)

     PGT and its subsidiaries are referred to herein as the "Company." This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8:
Financial Statements and Supplementary Data in the Company's Form 10-K for the fiscal year ended December 31, 1995.

     In the opinion of management, the accompanying statements reflect all adjustments which are necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. Intercompany accounts and transactions have been eliminated. Prior year's amounts in the consolidated financial statements have been reclassified where necessary to conform to the 1996 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.


Note 2:  Contingencies
-----------------------

     Regulatory Matters
     -------------------

     Pipeline Expansion - On November 1, 1993, PGT placed in service a major expansion of its natural gas transmission system in Idaho, Washington and Oregon. The new facilities, which were authorized by the Federal Energy Regulatory Commission (FERC or Commission) on August 1, 1991, run parallel to and connect with the existing system and provide additional firm transportation service capacity of 150,000 Decatherms per day (Dt/d) to the Pacific Northwest and 766,000 Dt/d to California. Similarly, the California Public Utilities Commission (CPUC) authorized Pacific Gas and Electric Company (PG&E), PGT's parent, to expand its gas pipeline facilities in California to connect with the PGT expansion at the California-Oregon border. PGT's total cost of the 1993 expansion is currently estimated to be approximately $852 million.

     In its August 1, 1991, order, the FERC found that transportation arrangements for PG&E's facilities were discriminatory and initially declined to authorize the start of construction. In particular, the FERC found that the CPUC-imposed restraints on access by PGT's 1993 expansion shippers to PG&E's pre-expansion facilities were discriminatory. However, on October 24, 1991, the FERC permitted PGT to commence construction, while the CPUC re-examined the

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

features of its rate design for PG&E, but imposed a lower penalty return on equity, 10.13 percent, instead of the previously prescribed 12.5 percent on the 1993 expansion, until such time that PGT demonstrated that neither its rates nor its transportation policies nor PG&E's CPUC-approved rates and policies resulted in unduly discriminatory restraints. PGT requested a rehearing of this feature of the FERC's certificate. In October 1992, the CPUC reaffirmed its policies which resulted in renewed petitions to the FERC requesting, among other things, revocation of PGT's authorization to operate the 1993 expansion facilities.

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

     On August 23, 1996, the Court of Appeals found that the FERC had exceeded its jurisdiction in imposing the penalty return and therefore granted PGT's appeal and denied the appeals of the adverse petitioners. The effect of the Court's decision is that PGT would be entitled to apply the 12.75 percent rate of return, that questions concerning the FERC's certification of the expansion have been removed, and that the FERC is not required to consider questions of compensation to shippers. With respect to the application of the 12.75 percent rate of return, it should be noted that in the settlement of the 1994 rate case (see "1994 Rate Case" below), PGT agreed not to retroactively bill its customers for the period from November 1, 1993 through August 31, 1994, for a rate higher than the 10.13 percent penalty return previously approved by the FERC. The court denied the petition for rehearing and the suggestion for rehearing en banc filed by certain of the adverse petitioners. The settlement rates related to the 1994 rate case were effective starting on September 1, 1994.

     1994 Rate Case - On September 11, 1996, the FERC approved, without modification, the proposed settlement of PGT's rate case, which was initially filed in February 1994. The major issue in this proceeding was whether PGT's mainline transportation rates should be equalized through the use of rolled-in cost allocation, as PGT proposed, or whether they should continue to reflect the current use of incremental cost allocation to determine the rates to be paid by firm shippers. The settlement provides for rolled-in rates to become effective
on November 1, 1996.   To mitigate the impact of the higher rolled-in rates on
shippers who were paying lower rates under contracts executed prior to PGT's

Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------

1993 expansion (pre-1993 expansion shippers), most of the firm shippers who took service prior to the 1993 expansion will receive a reduction from the rolled-in rate for a six year period, while the firm 1993 expansion shippers will pay a surcharge in addition to the rolled-in rates to offset the effect of the mitigation.

     Although the implementation of rolled-in rates by itself will not change PGT's total revenue requirement, the settlement provides for, among other things, a lower total cost of service of $206 million, lower depreciation rates, and a return on equity of 12.2 percent from September 1, 1994, the effective date of the rates in this case. In addition, under the settlement, approximately three percent of PGT's firm transportation service capacity has been relinquished effective November 1, 1996, to be subscribed to other shippers who may desire the capacity. Approximately $7.5 million of costs were also allocated to short-term firm and interruptible services.

     The overall effect of the settlement on rates, including mitigation measures and agreed upon lower cost of service, will be to decrease PGT's current 100 percent load factor transportation rates for the full distance of the pipeline (from the Canadian-U.S. border to the Oregon-California border) from $0.48 per Decatherm (Dt) to $0.33 per Dt for the 1993 expansion shippers, and to increase the transportation rate for most of the pre-1993 expansion shippers from $0.16 per Dt to either $0.20 or $0.24 per Dt, depending upon the level of mitigation applicable to each shipper. The rolled-in rate for the full distance would be $.26 per Dt.

     Although the FERC approved the settlement without modification, several shippers have sought rehearing of the FERC's order. PGT does not expect the FERC to modify the settlement as a result of these requests. Parties that have sought rehearing may petition the court of appeals if the FERC does not grant their rehearing requests. In the event the FERC does modify the settlement, however, the settlement permits PGT to terminate the settlement and reinstate the rates contained in its rate case proposal and proceed to a FERC decision based upon the evidence in the case.

     PGT has recorded a reserve for revenues subject to refund and related interest of $34.7 million as of September 30, 1996.

     Gas Supply Restructuring (GSR) Costs - Through September 30, 1996, PGT has incurred total Gas Supply Restructuring (GSR) costs of $239.7 million. Pursuant to the Transition Cost Recovery Mechanism (TCRM), the FERC has approved the recovery of $168.5 million of such GSR costs, of which $56.2 million was recovered through direct bills principally to PG&E and $112.3 million, plus carrying costs, on a monthly basis through no later than November 14, 1996, via a surcharge applicable to volumes transported under certain of PGT's rate schedules.

     On January 25, 1996, the CPUC sought judicial review of the FERC's approval of approximately $10.9 million of GSR costs. However, as part of the settlement of PGT's 1994 rate case discussed above, the CPUC has filed a motion to withdraw its petition for judicial review in consideration of PGT's agreement to refund $3.2 million of the GSR costs direct billed to PG&E. Accordingly, PGT has recorded a reserve of $3.2 million, which is included in Reserve for Pending Regulatory Issues on the Consolidated Balance Sheet.

Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------

     Legal Matters
     --------------

     Norcen Litigation: On March 17, 1994, Norcen Energy Resources Limited (Norcen Energy) and Norcen Marketing Incorporated (Norcen Marketing) filed a complaint in the U.S. District Court, Northern District of California, against PG&E and PGT. In April 1991, Norcen Marketing signed a 30-year firm service agreement with PGT for transportation of approximately 47,000 Dt/d on the PGT 1993 expansion. The annual demand charges under the contract are approximately $5.5 million based upon the settlement of the 1994 rate case. Norcen Energy is a guarantor of the 30-year transportation contract between PGT and Norcen Marketing.

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

     On October 18, 1994, plaintiffs filed an amended complaint. The amended complaint reasserted part of the original complaint's antitrust claims, asserted new antitrust claims based upon the same facts, and specifically alleged diversity jurisdiction for the state law contract claims. On July 27, 1995, the District Court issued an order on PGT's and PG&E's motions to dismiss the amended complaint. The order dismissed all of the plaintiffs' federal and state antitrust claims with prejudice, but did not dismiss various state law contract claims, including claims based on fraudulent inducement and breach of contract. Plaintiffs have the right to appeal the dismissal of the antitrust claims to the Court of Appeals. Plaintiffs still seek rescission of their gas transportation contracts and compensatory and punitive damages in connection with their remaining state law claims. The Company believes plaintiffs in this action might seek contract damages of approximately $50 million in connection with such claims.

     The Company is unable to predict the ultimate outcome of this matter, but such outcome could have a material adverse impact on the Company's results of operations in a future reporting period. The Company believes that the ultimate

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------
outcome of this matter will not have a material adverse impact on its financial position or liquidity.

Note 3.  Acquisition of State Gas Pipeline
-------------------------------------------

     On July 1, 1996, the PGT Queensland Unit Trust (PGT Trust), a unit trust created under the laws of Australia, purchased all of the assets comprising the Queensland State Gas Pipeline from the Government of the State of Queensland, Australia. The purchase was effected by PGT Australia Pty Limited (PGT Australia), as Trustee of the PGT Trust. PGT Australia is an Australian corporation which is a wholly owned subsidiary of PGT.

     The record owners of all of the issued and outstanding units of the PGT Trust, who as such own all of the beneficial interest in the PGT Trust, are Pacific Gas Transmission International, Inc. (PGT International), a California corporation which is a wholly owned subsidiary of PGT, and PGT Queensland Pty Limited (PGT Queensland), an Australian corporation which is also a wholly owned subsidiary of PGT.

     The pipeline is an approximately 389-mile 12-inch pipeline constructed in 1990 which extends from Wallumbilla to Gladstone and Rockhampton in Queensland, Australia. The pipeline was operated by the Government of the State of Queensland, Australia to provide natural gas transportation service to customers in the vicinity of the pipeline. The PGT Trust intends to continue such operations and has named the pipeline, as an operating unit, the PGT Queensland Gas Pipeline (PGTQ Pipeline).

     The purchase price, including related stamp duty taxes, for the PGTQ Pipeline was approximately US$133 million. Additional incurred and projected acquisition costs, including financing costs and working capital, were approximately US$6 million. The purchase price for the assets comprising the PGTQ Pipeline was established through negotiations with the Government of Queensland following a bidding process in which PGT was the winning bidder. The purchase method of accounting was applied to this acquisition.

     The acquisition of the PGTQ Pipeline by the PGT Trust was financed through a combination of equity contributions from PGT and aggregate loan proceeds of US$91 million drawn under a recourse loan agreement and a non-recourse loan agreement. The non-recourse loan agreement between PGT Australia, in its capacity as trustee of the PGT Trust, and a group of lenders provided for loans denominated in both United States and Australian Dollars totaling approximately US$60 million. Repayment of amounts outstanding under the non-recourse agreement is secured by a first mortgage and first security interest in substantially all of the assets owned by the PGT Trust (with certain limited exceptions), but is otherwise non-recourse to PGT Australia, PGT International, PGT Queensland and PGT.

     PGT Australia, in its capacity as trustee of the PGT Trust, also entered into a recourse loan agreement with a group of lenders providing for loans in United States Dollars in the amount of US$40 million. Repayments of amounts outstanding under the recourse agreement are not secured by mortgage or security interests in the assets of the PGT Trust.

Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------
     In connection with this financing, PG&E, the parent of PGT, entered into a Capital Infusion Agreement with PGT (Capital Infusion Agreement), under which PG&E has agreed to make additional capital contributions to PGT, under certain circumstances, in an aggregate amount not exceeding US$40 million; PGT has assigned its rights under the Capital Infusion Agreement to the Facility Agent as agent for and on behalf of the lenders under the Recourse Facility Agreement. Independent of the Capital Infusion Agreement, PG&E made an equity contribution of $10 million to PGT during July, 1996.

     In the event of a default by the PGT Trust in its obligations under the Recourse Facility Agreement, the Facility Agent may cause PG&E to pay directly to the Facility Agent, as agent for and on behalf of the lenders under the Recourse Facility Agreement, all amounts due thereunder up to PG&E's maximum obligation under the Capital Infusion Agreement. In certain circumstances, an unconditional guaranty by PGT may be substituted for the Capital Infusion Agreement as credit support for the PGT Trust's obligations under the recourse agreement. In addition, PGT has issued a guarantee in favor of the Facility Agent with respect to all interest, fees, expenses and other obligations under the recourse agreement, other than principal, in an aggregate amount not to exceed US$2 million. PGT International has guaranteed the repayment in full by the PGT Trust of all amounts payable under the recourse agreement.

     In connection with the financing associated with PGT's acquisition of the PGTQ Pipeline, PGT Australia, to hedge its exposure to interest rate movement, entered into interest rate swap agreements with domestic and international banks, under which floating rate interest payment obligations denominated in United States Dollars (US$) and Australian Dollars (A$) were swapped for fixed rate interest payment obligations (see Part I, Item 2, "Liquidity and Capital Resources"). PGT Australia's payment obligations under the swap agreements relating to the recourse debt (see Part I, Item 2, "Liquidity and Capital Resources") are guaranteed by PGT up to an amount not exceeding US$9 million.

     The operating results of the PGTQ Pipeline are included in the Company's consolidated results of operations from the date of acquisition. The following pro forma summary combines the consolidated results of operations of PGT with the PGTQ Pipeline as if the acquisition had occurred at the beginning of 1995. This information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of 1995, nor are they necessarily indicative of future operating results.

                         Three Months Ended               Nine Months Ended
                             September 30,                 September 30,
                            1996   1995                   1996        1995
                          -----------------              ------------------

                            (in millions)                  (in millions)
Total Operating Revenues    $66.3    $63.5              $211.5        $212.0
Operating Income             33.0     29.9               100.5          91.5
Net Income                   11.5     11.4                36.4          33.9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated unaudited financial statements include:
     Pacific Gas Transmission Company (PGT)
     PGT's wholly owned businesses:
          PGT Australia Pty Limited (PGT Australia)
          Pacific Gas Transmission International, Inc. (PGT International) PGT Queensland Pty Limited (PGT Queensland)

     PGT and its subsidiaries are referred to herein as the "Company".

     The following discussion includes some forward-looking statements that involve a number of risks and uncertainties. Importantly, the ultimate impact of increased competition and the changing regulatory environment on future results is uncertain, but is expected to cause changes in the way Pacific Gas Transmission Company conducts its business and to cause earnings to be more volatile. This outcome, and other matters discussed below, including the outcome of certain litigation with a firm shipper of PGT, may cause future results to differ materially from historical results or from results or outcomes currently expected or sought by the Company.

     General
     --------
     PGT is an interstate natural gas pipeline company and a wholly owned subsidiary of Pacific Gas and Electric Company (PG&E). PGT's transportation system provides access to natural gas from producing fields in western Canada and extends from the British Columbia-Idaho border to the Oregon-California border. PGT's transportation system also provides service to various delivery points in Idaho, Washington and Oregon. PGT's natural gas transportation services are regulated by the United States Department of Energy, in particular the Federal Energy Regulatory Commission (FERC). Various safety issues are subject to the jurisdiction of the United States Department of Transportation.

     New PGT Subsidiaries
     ---------------------
     In connection with its acquisition of the State Gas Pipeline in July 1996, PGT established the PGT Queensland Unit Trust (PGT Trust), created under the laws of Australia, to purchase all of the assets comprising the Queensland State Gas Pipeline from the Government of the State of Queensland, Australia. Upon acquisition, as an operating rather than legal entity, the pipeline was renamed the PGT Queensland Gas Pipeline (PGTQ Pipeline). The PGT Trust is owned by two wholly owned subsidiaries of PGT - Pacific Gas Transmission International, Inc., a California corporation, and PGT Queensland Pty Limited (PGT Queensland), an Australian corporation. In addition, PGT also established another wholly owned subsidiary, PGT Australia, to pursue new business development opportunities in Australia. PGT Australia also serves as trustee of the PGT Trust.

     Holding Company Proposal
     ------------------------
     The PG&E Board of Directors has authorized, and shareholders, the CPUC and the FERC have approved, and the Nuclear Regulatory Commission has conditionally approved a plan to restructure the corporate organization of PG&E and its subsidiaries. The result of the change in corporate structure will be to have PG&E become a separate subsidiary of a parent holding company (ParentCo) with the present holders of PG&E common stock becoming holders of ParentCo common stock. As part of the change in structure, it is contemplated that PG&E will transfer its ownership interests in its two principal subsidiaries, PGT and PG&E Enterprises, to ParentCo, so that PGT and PG&E Enterprises will become subsidiaries of ParentCo. The debt and preferred stock of PG&E would remain outstanding at the PG&E level and would not become obligations or securities of ParentCo. PG&E intends to form the holding company on or about January 1, 1997 subject to Board approvals of certain matters.

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

     The Company believes that SFV rate design is likely to continue as the basis for ratemaking for PGT over the near term, which tends to minimize the effect of fluctuating levels of throughput on PGT's system. A departure from SFV rate design (whereby a portion of fixed costs would be assigned to the commodity or delivery component of rates) could cause PGT's operating results to be affected by fluctuations in the volumes of gas transported on its system. Similarly, the extent to which PGT's cost of service is recovered under long-term contracts also affects the impact that variations in PGT's throughput would have on its operating results. As a result of the settlement of PGT's 1994 rate case, three percent of PGT's capacity is at risk for subscription. In addition, see "Legal Matters - Norcen Litigation" in Note 2 of the Notes to Consolidated Financial Statements contained in Part I, Item 1, above, for a discussion of litigation filed against PGT by one of its long-term firm transportation service customers which is seeking a recision of that contract.

     As discussed more fully in "Regulatory Matters - 1994 Rate Case" in Note 2 of the Notes to Consolidated Financial Statements contained in Item 1, above, on September 11, 1996, the FERC approved, without modification, the proposed settlement of PGT's rate case, which was filed in 1994. This settlement, among other things, provides for the adoption of rolled-in rates. Although the implementation of rolled-in rates by itself does not change PGT's total revenue requirement, the settlement provides for, among other things, a lower total cost of service of $206 million, lower depreciation rates, and a return on equity of
12.2 percent. In addition, approximately three percent of PGT's firm transportation service capacity will be turned back to PGT for subscription to other shippers. To mitigate the impact of the higher rates, most of the firm pre-1993 expansion shippers will be receiving a reduction from the rolled-in rates for six years, while the 1993 expansion shippers will pay a surcharge in addition to the rolled-in rates to offset the effect of the mitigation on PGT's total revenue requirement. Several parties have sought a rehearing of the FERC order.

     On January 31, 1996, the FERC issued a policy statement on alternative methods for setting rates. The policy statement provides guidelines the FERC will use in evaluating market-based incentive rate proposals and negotiated rate proposals by pipeline companies. Of particular note is the negotiated/recourse rate program which provides a framework to allow negotiated terms and/or conditions for individual shippers, with the traditional cost of service rates and tariffs made available to all shippers as a default or recourse. The FERC is currently requesting comments on the policy statement. The statement is not expected to have a material impact on PGT's financial position, liquidity or results of operations in the foreseeable future.

     On July 17, 1996, the FERC adopted a new rule which standardizes technology and operating procedures for pipelines in order to promote greater integration of the national gas grid. On July 31, 1996, the FERC issued a Notice of Proposed Rulemaking (NOPR) to improve the efficiency of capacity release procedures and to allow rates above the cost-based rate cap in markets where pipelines can demonstrate they lack market power.

     Competition
     -----------
     Competition to provide natural gas transportation services has intensified in recent years. Regulatory changes, such as Order 636, have significantly increased customers' flexibility, choices and responsibility to directly manage their gas supplies.

     PGT has in the past, and will in the future, actively compete with other pipeline companies for transportation customers on the basis of transportation rates, access to competitively priced gas supply basins, and quality and reliability of transportation services. In the current open access environment, the competitiveness of the pipeline's transportation services in the market it serves is determined generally on the basis of delivered natural gas prices, of which transportation cost is a portion of the total delivered price. Because 97 percent of PGT's firm transportation service capacity is currently subscribed under long-term contracts, and because of the current SFV rate design, there are no material financial effects due to fluctuating levels of throughput on its system because of changes in market conditions with respect to this capacity.
As a result of the settlement of PGT's 1994 rate case (see "1994 Rate Case" in Note 2 of the Notes to Consolidated Financial Statements contained in Part I,
Item I, above), PGT is at risk for the subscription of three percent of its firm transportation service capacity. PGT also has the need to recover approximately $7.5 million of costs allocated to short-term firm and interruptible services. On July 16, 1996, the United States Court of Appeals for the District of Columbia Circuit affirmed the FERC's adoption of the SFV rate design for all natural gas pipelines under FERC's jurisdiction. In light of the Court's decision, it appears unlikely that FERC will mandate any industry-wide departure from the SFV rate design in the near future.

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

     In addition to mainline expansions, PGT is also considering opportunities to expand its core pipeline business through other means, such as through extensions off its mainline system or the acquisition of gas storage and other gas-related properties. Such opportunities may be located outside the Pacific Northwest and California, and outside the United States.

     Consistent with this strategy, on July 1, 1996, a wholly owned subsidiary of PGT acquired a 389-mile natural gas pipeline in northeastern Australia, from the state of Queensland, Australia. (See Note 3, "Acquisition of State Gas Pipeline" in the Notes to Consolidated Financial Statements in Part I, Item 1, Consolidated Financial Statements.) In addition, PGT established an investment development office in Australia on July 1, 1996 to pursue new business development opportunities in connection with its strategy to expand its core pipeline business.


     Accounting for the Effects of Regulation
     ----------------------------------------
     PGT currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, PGT has accumulated approximately $58.4 million of regulatory assets as of September 30, 1996. Management expects to recover all of these costs through rates charged to customers.

Results of Operations
---------------------
     The following tables summarize the results of operations for PGT and its subsidiaries:

INCOME STATEMENT DATA -
-----------------------

                            Three Months Ended         Nine Months Ended
                               September 30,             September 30,
                           ------------------         -------------------
                            1996      1995               1996       1995
                            ------   ------             ------     ------
                              (in millions)             (in millions)
Operating revenues          $66.3    $59.3              $202.4      $199.5
Operating expenses           33.3     32.2               107.8       116.0
                            -------  -------            -------     ------
 Operating income            33.0     27.1                94.6        83.5
Other income and
 (income deductions)         (1.5)     1.1                (1.3)        5.1
Net interest expense        (12.8)   (10.9)              (35.0)      (35.2)
                            -------  -------            -------      ------
 Income before income taxes  18.7     17.3                58.3        53.4
Income tax expense            7.2      6.3                22.9        20.5
                            -------  -------            -------     -------
      Net Income            $11.5    $11.0               $35.4       $32.9
                            ======   =======            =======     =======

BALANCE SHEET DATA -
------------------
                            At September 30, 1996        At December 31, 1995
                           -----------------------      --------------------
                                  (in millions)                (in millions)
PGT - Domestic Utility Assets    $      1,182.5               $   1,206.2
PGT - Australian Assets                   140.7                         -
                                 ---------------              -------------
           Total Assets          $      1,323.2               $   1,206.2
                                 ===============              =============

     Net Income
     ----------
     Net income for the three months ended September 30, 1996 was $11.5 million compared with $11.0 million for the three months ended September
30, 1995. The $0.5 million, or five percent, increase primarily resulted from higher transportation revenues. For the nine months ended September 30, 1996, net income was $35.4 million, or eight percent, higher than net income of $32.9 million for the nine months ended September 30, 1995. This increase was primarily the result of higher gas transportation revenues, lower operations and maintenance expenses, and lower property taxes.
The effects of these items were offset, in part, by reduced interest income.

Operating Revenues -  The components of total operating revenues are as follows:

                                    Three Months Ended       Nine Months Ended
                                     September 30,             September 30,
                                  -------------------      ------------------
                                   1996       1995          1996      1995
                                  -----      -----         -----     ------
                                   (in millions)            (in millions)
Gas transportation -
PGT domestic utility                 $56.3   $53.2          $166.8    $163.9
Gas transportation -
PGT Australian operations              2.8      -              2.8      -
Gas supply restructuring (GSR) cost    6.8     5.9            32.0      35.2
Other                                  0.4     0.2             0.8       0.4
                                    ------   ------         -------   -------
     Total Operating Revenues        $66.3   $59.3          $202.4    $199.5
                                    =======  ======         ======    =======

     During the three months ended September 30, 1996, compared to the third quarter of 1995, gas transportation revenues for PGT's domestic utility operations increased $3.1 million, or six percent. This increase includes $1.4 million in higher FERC and Gas Research Institute surcharges which are substantially offset by related accrued expenses. PGT's Australian operations added $2.8 million in additional revenues.

     GSR cost recovery revenues reflect the collection from customers through volumetric surcharges and direct bills of deferred GSR costs over a three-year period, beginning November 15, 1993, as permitted by the transition cost recovery mechanism (TCRM) approved by the FERC. These revenues have no effect on income as they are fully offset by the amortization of like amounts of deferred GSR costs. The decrease for the nine month period ended September 30, 1996, compared to the same period in 1995, resulted primarily from a direct billing of $4.7 million of GSR costs to PG&E in March 1995, pursuant to the January 1995 GSR filing approved by the FERC.

Operating Expenses-The components of total operating expenses are as following:

                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                    ------------------         --------------
                                         1996      1995          1996     1995
                                         -----    -----         -----    -----
                                        (in millions)            (in millions)
PGT - Domestic Utility Operations:
----------------------------------
Gas supply restructuring (GSR) costs       $6.8     $5.9        $32.0    $35.2
Operations and maintenance                 12.7     12.2         37.8     40.5
Depreciation and amortization               9.3     10.7         27.6     30.1
Property and other taxes                    3.0      3.4          8.9     10.2
                                           -----    -----      ------    -----
        Domestic Operating Expenses        31.8     32.2        106.3    116.0
                                           -----    -----      ------    -----

PGT - Australian Operations

Operations and maintenance                  0.7       -           0.7       -
Depreciation and amortization               0.8       -           0.8       -
                                           -----    -----        ------  -----
        Australian Operating Expenses       1.5       -           1.5      -
                                           -----    -----        ------  -----
             Total Operating Expenses     $33.3    $32.2       $107.8   $116.0
                                          ======  ======        ======  ======

GSR costs for the nine-month periods ended September 30, 1996 and 1995, include the amortization of the deferred GSR costs which were billed to customers during the same period.

     PGT's domestic operations and maintenance expenses for the three months ended September 30, 1996, increased by $0.5 million, or four percent. The results for the nine months ended September 30, 1996 decreased $2.7 million, or seven percent, compared to the same period in 1995 due to decreased regulatory expenses, lower general expenses, and reduced rent expense. In connection with its relocation to Portland, Oregon, PGT entered into a capital lease on its new office building which resulted in a decline in rent expense which was offset by the combination of additional depreciation expense and interest expense associated with the lease. Due to lower depreciation rates applied since December 1995, in anticipation of FERC approval of lower depreciation rates included in the settlement of PGT's 1994 rate case, total depreciation and amortization expense declined for the three and nine months ended September 30, 1996, compared to the same periods in 1995. The impact of the lower depreciation rates are also reflected in revenues. Property and other taxes for the three and nine months ended September 30, 1996, decreased by $0.4 million and $1.3 million, respectively, compared to the same periods in 1995, due to lower property taxes for PGT's facilities in Oregon.

     Other Income and (Income Deductions) - Other income for the three and nine months ended September 30, 1996, decreased $2.6 million and $6.4 million, respectively, compared to the same periods in 1995, primarily due to a reduction in equity AFUDC, reflecting the completion of extensions in Oregon on November 1, 1995, and to a decrease in interest income resulting from the combination of lower invested cash balances in 1996 and reduced unrecovered GSR balances, which earn interest. In addition, PGT established an investment development office in Australia on July 1, 1996 which has incurred start-up and operating expenses amounting to $0.9 million. This office was established in support of PGT's strategy to expand its core pipeline business.

     Interest Expense - Interest expense related to PGT's domestic operations, excluding AFUDC debt, for the three and nine months ended September 30, 1996, decreased $0.2 million and $2.7 million, respectively, compared to the same periods in 1995, primarily due to lower long-term debt interest offset, in part, by an increase in interest associated with the capital lease of PGT's corporate office, which was effective July 1995. Interest on long-term debt decreased because of a reduction in the average interest rate from 7.8 percent in the nine months ended September 30, 1995, compared to 7.4 percent during the same period in 1996. In addition, the average balance of long-term debt outstanding during the nine months ended September 30, 1995 was $594 million compared to $549 million during the same period in 1996.

     Interest expense related to PGT's Australian operations was $1.7 million. The average effective interest rate since July 1, 1996, the date of acquisition of State Gas Pipeline, was 7.3 percent, based upon an average long-term debt balance of $91.7 million.

     AFUDC related to debt for the three and nine months ended September 30, 1996, decreased $0.3 million and $0.7 million, respectively, compared to the same periods in 1995 due to completion of the construction of pipeline extensions in Oregon, which were placed in service on November 1, 1995.

     Liquidity and Capital Resources
     -------------------------------

     Sources of Capital - The Company's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing and capital contributions from PG&E. PGT pays dividends to PG&E as part of a balanced approach for managing its capital structure, funding its operations and capital expenditures and maintaining appropriate cash balances. In connection with the acquisition of State Gas Pipeline, PG&E made a capital contribution of $10.0 million to PGT during the third quarter of 1996.

     Cash Flows from Operating Activities - For the nine months ended September 30, 1996, net cash provided by operating activities was $120.1 million, as compared with net cash provided by operating activities of $114.8 million for the same period in 1995.

     Cash Flows from Investing Activities - For the nine months ended September 30, 1996, and 1995, cash used for investing activities was $161.7 million and $51.2 million, respectively and included expenditures for property, plant and equipment (including the allowance for borrowed funds used during construction), and $136.2 million for the acquisition of State Gas Pipeline. The increased construction activity in 1995 was associated with PGT's Oregon extensions.

     Cash Flows from Financing Activities - For the nine months ended September 30, 1996, cash provided by financing activities amounted to $50.7 million, which, consisted of financing related to the acquisition of State Gas Pipeline, partially offset by a reduction in long-term debt. Also, a $10.0 million dividend paid to PG&E during the first quarter of 1996 was offset by a capital contribution from PG&E during the third quarter of 1996 which was associated with the acquisition of State Gas Pipeline. For the nine months ended September 30, 1995, cash used in financing activities amounted to $114.4 million and included a net $114.7 million reflecting PGT's April 1995 refinancing and a reduction in long-term debt.

     Financing for New Acquisition - The acquisition of the State Gas Pipeline was financed through a combination of equity contributions from PGT and bank loans. PGT Australia, in its capacity as trustee of the PGT Trust, entered into non-recourse and recourse agreements with domestic and international banks providing loans to the PGT Trust in connection with the acquisition and operation of the pipeline denominated in both United States Dollars and Australian Dollars totaling approximately US$100 million of which approximately US$91 million was used for the acquisition. The loans were issued for a five-year term with interest rates based upon the LIBOR or the Australian Bank Bill rate plus a margin dependent upon a rating level, for the United States dollar and Australian dollar components, respectively. PGT has guaranteed interest, fees, expenses, and other obligations under the recourse agreement, other than principal, in an aggregate amount not to exceed US$2 million.

     In connection with this financing, PGT Australia, entered into interest rate swap agreements with domestic and international banks, under which the underlying LIBOR or Australian Bank Bill components of the floating rate interest payment obligations were swapped for fixed rate interest payment obligations as described below:

                                               Fixed
                                                Swap
Effective Date      Period of Time    Amount    Rate        Type of Debt
--------------      ---------------  -------    -----      ---------------
                                   (In Millions)
July 3, 1996        5 years           US$22     6.684%     Recourse
July 3, 1996        2 years           US$4      6.70%      Non-Recourse
July 3, 1996        5 years           US$41     6.70%      Non-Recourse
July 2, 1996        2 years           A$1       8.7175%    Non-Recourse
July 2, 1996        5 years           A$12      8.7175%    Non-Recourse

     PGT Australia's payment obligations for the swap agreements related to the recourse debt are guaranteed by PGT up to an amount not exceeding US$9 million.

     Legal Matters
     -------------

     In the normal course of business, the Company is named as a party in a number of claims and lawsuits. In the past, substantially all of these have been litigated or settled with no significant impact on the Company's financial position, liquidity, or results of operations.

     There is one litigation case discussed in the "Legal Matters" section of
Note 2 "Contingencies" in the Notes to Consolidated Financial Statements contained in Part I, Item 1, Consolidated Financial Statements, above. This case involves fraud and state law contract claims for damages related to a 30-year contract with a transportation customer. The Company is unable to predict the ultimate outcome of this matter, but it could have a material adverse impact on the Company's results of operations in a future reporting period. The Company believes that the ultimate outcome of this matter will not have a material adverse impact on its financial position or liquidity.

     New Accounting Standard
     -----------------------

     The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). The Company adopted SFAS No. 121 effective January 1, 1996.

     The general provisions of SFAS No. 121 require, among other things, that the existence of an impairment be evaluated whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable, and prescribes standards for the recognition and measurement of impairment losses. PGT currently accounts for the economic effects of regulation in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," which allows PGT to capitalize certain costs, that would otherwise be expensed, as regulatory assets. SFAS No. 121 requires that regulatory assets continue to be probable of recovery in rates, rather than only at the time the regulatory asset is recorded. Any regulatory asset currently recorded would be written off if recovery is no longer probable. There was no material impact of adopting SFAS No. 121 on PGT's financial position, liquidity or results of operations.

PART II:  OTHER INFORMATION
----------------------------

ITEM 1.  LEGAL PROCEEDINGS
         ------------------
     Information responding to this Item is included in the "Legal Matters" section of Note 2 "Contingencies" in the Notes to Consolidated Financial Statements in Part I, Item 1, Consolidated Financial Statements, above, which information is hereby incorporated herein by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         ---------------------------------

     The following reports on Form 8-K were filed during the third quarter of 1996:

     July 15, 1996
     Item 2. Acquisition or Disposition of Assets - acquisition of an Australian natural gas pipeline from the state of Queensland.

     August 13, 1996
     Item 7. Financial Statements and Exhibits - pro forma financial information and consent of independent public accountants regarding the acquisition of an Australian natural gas pipeline from the state of Queensland.

     September 27, 1996
     Item 5. Other Events - Federal Energy Regulatory Commission approval of the proposed settlement of Pacific Gas Transmission's rate case, which was initially filed in February 1994.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, PGT has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PACIFIC GAS TRANSMISSION COMPANY
                                             (Registrant)



November 14, 1996             By:  /s/   STANLEY C. KARCZEWSKI

                              Name:     Stanley C. Karczewski
                              Title:    Vice President of Finance and
                                        Controller and Chief Financial Officer