Form 10-K
period 1996-12-31
PACIFIC GAS TRANSMISSION CO
filed 1997-03-28
CIK 75491

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                      FORM 10-K

                 [ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                        OR

               [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                COMMISSION FILE NO. 0-25842

                       Pacific Gas Transmission Company
         (Exact name of registrant as specified in its charter)

  California                       94-1512922
  (State or other jurisdiction of
  incorporation or organization)    (I.R.S. employer Identification No.)

  2100 SW River Parkway, Portland, OR               97201
  (Address of principal executive offices)         (Zip code)

  Registrant's telephone number, including area code: (503) 833-4000

  Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                Name of Exchange on Which Registered
  7.10% Senior Notes Due 2005        New York Stock Exchange
  7.80% Senior Debentures Due 2025   New York Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X     No
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

  State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 28, 1997. $0

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 28, 1997. 1,000 shares of common stock, no par value.
  (All shares are owned by PG&E Gas Holdings.)

  Documents Incorporated by Reference:  None

  Registrant meets the conditions set forth in General Instruction (J) (1)
  (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

  TABLE OF CONTENTS
  -----------------

  PART I
  ------

  Item 1. Business
            General
            Foreign and Domestic Operations

            Certain Defined Terms
            Pacific Gas Transmission Company's Transmission System PGT Queensland Gas Pipeline
            Future Expansions and Business Development
            Customers and Services
            Rates and Regulation
            Environmental Matters

  Item 2. Properties
            Pacific Gas Transmission Company Pipeline
            PGT Queensland Gas Pipeline

  Item 3. Legal Proceedings

  Item 4. Submission of Matters to a Vote of Security Holders
          (omitted)

  PART II
  -------

  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters


  Item 6. Selected Financial Data  (omitted)

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Item 8. Financial Statements and Supplementary Data
          Report of Independent Public Accountants
          Statements of Consolidated Income
          Consolidated Balance Sheets - Assets
          Consolidated Balance Sheets - Capitalization and Liabilities Statements of Consolidated Common Stock Equity
          Statements of Consolidated Cash Flows
          Notes to Consolidated Financial Statements

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  PART III
  --------

  Item 10.Directors and Executive Officers of the Registrant
          (omitted)

  Item 11.Executive Compensation (omitted)

  Item 12.Security Ownership of Certain Beneficial Owners and Management
          (omitted)

  Item 13.Certain Relationships and Related Transactions
          (omitted)

  PART IV
  -------

  Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K


  Signatures

  PART I
  ------

  ITEM 1.  BUSINESS
           --------

  GENERAL
  -------


                           Pacific    Gas    Transmission    Company    ("PGT"),
  incorporated in 1957 as a California corporation, is an interstate natural gas pipeline company and an indirect wholly owned subsidiary of PG&E Corporation. Effective January 1, 1997, PG&E Corporation, incorporated in California in 1995, became the holding company for PGT's former parent company, Pacific
  Gas and Electric Company ("PG&E"). PG&E's ownership interest in PGT and PG&E Enterprises has been transferred to PG&E Corporation. PGT's debt securities were unaffected and remain securities of PGT.

                           PGT and its subsidiaries are referred to collectively
  as the "Company."

                           The following discussion of the Company's business
  includes forward-looking statements that involve risks and uncertainties. Words such as "estimates," " expects," " plans," and similar expressions identify forward-looking statements involving risks and uncertainties. Those risks and uncertainties include, but are not limited to, the ongoing restructuring of the gas industry and the future results of new acquisitions. The outcomes of these and other matters discussed below, including the outcome of certain litigation with a firm shipper of PGT, may cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by the Company.

                           PGT was formed to construct, own and operate the
  interstate segment of an Alberta-California pipeline system, which was originally built between 1960 and 1961 and expanded in 1981 and 1993. PGT's mainline system extends from the British Columbia-Idaho border to the Oregon-California border, traversing Idaho, Washington and Oregon. Extensions from the mainline to Coyote Springs in northern Oregon and to Medford in southern Oregon were constructed in 1995. PG&E owns and operates the portion of the Alberta- California pipeline system within California. PGT's gas pipeline facilities interconnect with PG&E at the Oregon-California border, with Northwest Pipeline Corporation ("Northwest Pipeline" or "Northwest") in northern Oregon and in eastern Washington, and with Tuscarora Gas Transmission Company ("Tuscarora") in southern Oregon. (See "Pacific Gas Transmission Company's Transmission System," below.)

                         PGT's principal business is the transportation of natural gas, primarily from supplies in Canada, for customers located in the Pacific Northwest, Nevada, and California. PGT's customers are principally local retail gas distribution utilities, electric utilities that utilize natural gas to generate electricity, natural gas marketing companies that purchase and resell natural gas to end-use customers and utilities, natural gas producers, and industrial companies. PGT's customers are responsible for securing their own gas supplies and delivering them to PGT's system. PGT transports such supplies either to downstream pipelines, which then transport such supplies to
  customers,  or  directly  to  customers  themselves.    (See  "Customers  and
  Services," below.)

                           PGT's natural gas transportation business is subject
  to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938 ("Natural Gas Act") and the Natural Gas Policy Act of 1978 ("NGPA"). (See "Rates and Regulation," below.) PGT is also subject to the jurisdiction of the U.S. Department of Transportation with respect to safety matters concerning the operation of the pipeline, and the U.S. Department of Energy, with respect to the authorization to import natural gas for its own use or for resale.

                           Building  upon  its  expertise  in  the  natural  gas
  industry, PGT is expanding its core pipeline business by pursuing domestic and international business development opportunities that focus on the midstream segment of the natural gas industry. The midstream segment involves the gathering, processing, storing, transporting, and marketing of natural gas.
  It excludes exploration and production of natural gas and local distribution to customers.

       Consistent with this strategy, during 1996, PGT established the PGT Queensland Unit Trust ("PGT Trust"), created under the laws of Australia, to hold all of the assets comprising the Queensland State Gas Pipeline acquired from the Government of the State of Queensland, Australia. The pipeline is referred to as the PGT Queensland Gas Pipeline ("PGTQ Pipeline"). The PGT Trust is owned by two wholly owned subsidiaries of PGT - Pacific Gas
  Transmission   International,   Inc. ("PGT   International"),   a   California
  corporation, and PGT Queensland Pty Limited ("PGT Queensland"), an Australian corporation. PGT Queensland operates the pipeline. In addition, PGT also established another wholly owned subsidiary, PGT Australia Pty Limited ("PGT Australia"), an Australian corporation, to pursue new business development opportunities in Australia and to serve as trustee of the PGT Trust.

                           The Australian pipeline, which began operations in
  June 1990, extends 389-miles from Wallumbilla to Gladstone and Rockhampton in Queensland, Australia. The pipeline serves customers in its vicinity.

                           During  1996,  PGT  also  acquired  the  gas
  marketing operations of Edisto Resources Corporation in the United States and Canada, known jointly as "Energy Source, Inc." ("ESI"). ESI has offices in Houston, Calgary, Tulsa, Pittsburgh and New York with a customer base in the Northeast and Midwest regions of the United States.

                           ESI is engaged in the purchase and resale of natural
  gas to a diversified customer base, primarily industrial/commercial companies, local distribution companies, and industry partners. ESI aggregates natural gas supplies from producing basins in the United States and Canada, arranges transportation through pipelines from points of purchase to points of sale, and resells natural gas to customers under a variety of standard and customized arrangements. These arrangements include a variety of short-term and long-term market sensitive and fixed price contracts and financial instruments.

  EMPLOYEES
  ---------

                           As of December 31, 1996, PGT had 329 employees, of
  which approximately 124 were members of the International Brotherhood of Electrical Workers, Local 1245. The Company renegotiated and ratified a two year contract with that union effective January 1, 1997. As of December 31, 1996, PGT Australia/PGT Queensland had 30 employees and ESI had 71 employees.

                           PGT's corporate headquarters are located at 2100 SW
  River Parkway, Portland, Oregon 97201, telephone (503) 833-4000.

  FOREIGN AND DOMESTIC OPERATIONS
  -------------------------------

                           The  following  table  shows  the  Company's
  operating results and assets by geographic region for 1996. Australian operations commenced on July 1, 1996, and Canadian operations began on December 1, 1996.

  (Dollars in Millions)   United States    Australia   Canada
  ---------------------   -------------   ----------   -------
  Sales                     $   499.7      $   5.7    $  41.4

  Net income(loss)          $    47.4      $  (3.9)   $  (0.4)

  Total assets              $ 1,565.1      $ 139.2    $  71.0

  CERTAIN DEFINED TERMS
  ---------------------

                           The following terms which are commonly used in the
  natural gas industry and which are used herein are defined as follows:

  "demand" or "reservation charge": The amount paid by firm transportation service customers to reserve pipeline service. The reservation charge is payable regardless of the volumes of gas transported by such customers.

  "firm transportation service": The right to ship a quantity of gas between two points for the term of the applicable contract.

  "gas supply restructuring ("GSR") costs": Costs incurred as a result of a pipeline's transition to unbundled transportation service under FERC Order 636.
  The cost of terminating natural gas supply and transportation contracts tied to the former merchant sales function comprises the majority of such costs for PGT.

  "incremental rates": Rates charged to shippers based primarily upon the incremental capital and operating costs incurred by the pipeline in constructing the additional facilities necessary to meet increased system requirements. Under incremental rates, a pipeline would generally charge higher rates to shippers contracting for capacity on newly added pipeline or expansion facilities as compared to shippers having firm transportation service rights on depreciated pre-expansion facilities.

  "interruptible transportation service": Transportation of shippers' gas on an as-available basis.

  "merchant sales" or "bundled service": Natural gas aggregated by pipelines, under purchase contracts with natural gas producers, that is transported and resold to local distribution gas utility companies or end users at FERC-approved rates that reflect a combination of sales and transportation service.

  "open access":    Transportation service provided on a nondiscriminatory
  basis pursuant to applicable FERC rules and regulations.

  "Order 636":      The FERC pipeline service restructuring rule that guided
  the industry's transition to unbundled, open-access pipeline service. Order 636 was issued in 1992 and most pipelines restructured their services from merchant service to transportation-only service during 1993. PGT implemented Order 636 on November 1, 1993.

  "rolled-in rates": Rates charged to shippers based upon the average cost of all of the pipeline's mainline facilities and related operating costs without regard to the vintage of specific facilities. Costs related to facilities specifically added to serve individual customers, such as laterals or extensions, are generally excluded from the rolled-in system costs.

  "shippers": Customers of a pipeline contracting to ship natural gas over the pipeline's transportation facilities.

  "straight fixed-variable" ("SFV"): A cost recovery method for firm service under Order 636, which assigns all fixed costs, including return on equity and related taxes, to the demand or reservation component of rates.

  "units of measure":  Mcf:    One thousand cubic feet
                       MMcf:   One million cubic feet
                       MMcf/d: One million cubic feet per day
                       Bcf:    One billion cubic feet
                       Btu:    One MMBtu equals one million Btus or 10 therms
                       Dt:     Decatherm or one MMBtu
                       Therm:  One hundred thousand Btus; the amount of heat
                               energy in approximately 100 cubic feet of natural gas

  PACIFIC GAS TRANSMISSION COMPANY'S TRANSMISSION SYSTEM
  ------------------------------------------------------

  PRESENT SYSTEM
  --------------

                           PGT's mainline system extends for approximately 612
  miles from the vicinity of Kingsgate, British Columbia, where it interconnects with the pipeline system of Alberta Natural Gas Company, Ltd. ("ANG") and Foothills Pipe Lines (South B.C.) Ltd. ("Foothills"), to the vicinity of Malin, Oregon, where it interconnects with the pipeline facilities of PG&E and Tuscarora. PGT's mainline system is comprised of two parallel pipelines, one 36-inch diameter and one 42-inch diameter, together with 12 compressor stations, capable of transporting, on a firm basis, 2.4 Bcf of natural gas per day.

                           PGT's mainline system reached its present capacity on
  November 1, 1993, when PGT placed into service a major expansion of its transmission system (the "1993 expansion"). The 1993 expansion consisted of the addition of approximately 430 miles of 42-inch diameter pipeline (to the original 36-inch diameter pipeline and the approximately 160 miles of 42-inch diameter pipeline that was installed by PGT in 1981), and certain upgrades and improvements to PGT's compressor stations. The 1993 expansion was, for the most part, constructed within PGT's existing right-of-way parallel to the existing 36-inch diameter pipeline. The expansion increased PGT's firm transportation capacity by 755 MMcf/d to California and 148 MMcf/d to Idaho, Oregon and Washington. PGT's total cost of the 1993 expansion is estimated to be $852 million. In conjunction with PGT's expansion of its system, PG&E and upstream Canadian pipeline companies also constructed new capacity. (See Note 9, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below, for a discussion of a rate controversy which arose in connection with the 1993 Expansion, and which ultimately was resolved in PGT's favor in an August 1996 decision by the U.S. Court of Appeals for the District of Columbia Circuit.)


  INTERCONNECTION WITH OTHER PIPELINES
  ------------------------------------

                          Pacific Gas and Electric Company's Pipeline Facilities
                          ------------------------------------------------------

                          PG&E's   intrastate   gas   pipeline   system,   which
  interconnects with PGT's facilities at the Oregon-California border, includes 36-inch and 42-inch diameter parallel pipelines which extend approximately 300 miles south to near Antioch, California, just east of the San Francisco Bay Area. There, the system becomes a twin 36-inch and 26-inch diameter gas pipeline system to Fresno County in central California, where it becomes a twin 34-inch diameter pipeline system extending to the California-Arizona border near Topock, Arizona.

                                Northwest Pipeline
                                ------------------

                           PGT's pipeline facilities are interconnected with the
  facilities of Northwest Pipeline ("Northwest") near Spokane, Washington and Stanfield, Oregon. Northwest is an interstate natural gas pipeline with which PGT both competes and cooperates for the delivery of natural gas in the Pacific Northwest and California.

                                Tuscarora
                                ---------

                           PGT's pipeline facilities are interconnected with the
facilities of Tuscarora near Malin, Oregon. Tuscarora is an interstate natural gas pipeline which transports gas from the interconnection with PGT to primarily the Reno, Nevada area. The pipeline was placed in service in November, 1995.

                                ANG, Foothills and NOVA Systems
                                -------------------------------

                           ANG and Foothills currently own pipelines that extend
through southeastern British Columbia and connect with the pipeline system of NOVA Gas Transmission Ltd. ("NOVA") at the Alberta-British Columbia border near Coleman, British Columbia and with the PGT pipeline system at the British Columbia-Idaho border near Kingsgate, British Columbia. ANG's and Foothills' pipeline facilities are operated by ANG as an integrated system. NOVA owns and operates the intra-provincial pipeline transmission system in Alberta. NOVA delivers gas from Alberta production areas to Alberta gas distribution utilities, to some end-use customers and to all provincial export points, including the Alberta-British Columbia border where NOVA's facilities interconnect with those of ANG and Foothills for delivery south into the PGT system. Through the ANG, Foothills, and NOVA systems, PGT's customers have access to the western Canadian gas production basin.

  OREGON EXTENSIONS
  -----------------

                           In 1995, PGT constructed two pipeline extensions, the
Coyote Springs Extension to serve Portland General Electric Company ("Portland General") and the Medford Extension to serve WP Natural Gas ("WP Natural"), a division of the Washington Water Power Company (collectively, the "Oregon Extensions"). Both extensions and related facilities were completed and fully operational in November 1995, at a total cost estimated to be $50.1 million.

                           The  Coyote  Springs  Extension  is  comprised  of
approximately 18 miles of 12-inch pipeline, originating at a point on PGT's system 27 miles south of Stanfield, Oregon, connecting to Portland General's electric generation facility near Boardman, Oregon.

                           The Medford Extension consists of 22 miles of 16-inch
diameter and 66 miles of 12-inch diameter pipeline and extends from a point on PGT's system near Bonanza, in southern Oregon, to interconnection points with WP Natural at Klamath Falls and Medford, Oregon.

                           The larger 16-inch diameter pipeline of the Medford
Extension was installed to provide capacity for additional firm transportation service to a proposed electric generating facility at Klamath Falls commencing no earlier than 1999. (See "Rates and Regulations - Oregon Extensions," below.)

  PGT QUEENSLAND GAS PIPELINE
  ---------------------------

                           The PGT Queensland Gas Pipeline in Australia consists
of a 329-mile 12-inch pipeline completed in June, 1990 from Wallumbilla to Gladstone and a 60-mile 8-inch extension to Rockhampton completed in May, 1991.

  FUTURE EXPANSIONS AND BUSINESS DEVELOPMENT
  ------------------------------------------

                         PGT has received preliminary expressions of interest in
providing firm transportation service to parties who cannot be accommodated with PGT's existing available firm transportation service capacity and whose needs may not be able to be met through the release of capacity by PGT's current firm transportation service customers. PGT intends to continue to solicit such expressions of interest, and will consider adding additional firm transportation service capacity to its mainline system in the future if sufficient demand exists.

                           In addition to mainline expansions and extensions off
of its mainline system, PGT is considering growth opportunities to expand its core pipeline business through its midstream gas growth strategy. This strategy focuses on investing in pipelines, storage, gathering and processing, and marketing and trading capabilities in targeted geographic markets both within and outside the United States.

                         The  recent  acquisition  of  the  Australian  pipeline
facilities is consistent with this strategy. The Company also established PGT Australia in 1996 to pursue new business development opportunities in connection with its strategy to expand its core pipeline business.

                         PGT Australia and the PGTQ Pipeline are pursuing new
business development opportunities in Australia including an extension of the current mainline pipeline as well as the construction of new pipelines.

                         In addition, effective November 30, 1996, PGT acquired
Edisto Resources Corporation's gas marketing operations in the United States and Canada, known jointly as "Energy Source, Inc."

  CUSTOMERS AND SERVICES
  ----------------------

  PACIFIC GAS TRANSMISSION COMPANY
  --------------------------------

                                Customers
                                ---------

                         PGT  operates  an  open-access  transportation  system
whereby gas is transported for third-party shippers on a nondiscriminatory basis. Transportation services represented 100 percent of PGT's total volumes transported in 1996, 1995 and 1994; PGT's merchant sales service to PG&E was terminated effective November 1, 1993 with the implementation of Order 636.


                         All but three percent of PGT's transportation service
capacity is subscribed by customers under long-term firm transportation service agreements. These agreements have remaining terms ranging between 9 and 28 years. Additionally, PGT offers interruptible transportation service. Shippers are given rights to interruptible transportation service based on the percentage of the full tariff rate that the shipper agrees to pay. Among interruptible transportation shippers who pay the full tariff rate, rights to as-available transportation are allocated in order of their respective positions on a service queue. During 1996, PGT provided transportation services for 91 customers; 49 of these customers have long-term firm service transportation agreements with PGT while the remaining customers shipped under interruptible service or capacity release contracts. PGT's customers are principally local retail gas distribution utilities, electric utilities that utilize natural gas to generate electricity, natural gas marketing companies that purchase and resell natural gas to end-use customers and utilities, natural gas producers, and industrial companies.

                         The two largest customers of PGT in 1996 were PG&E and
Southern California Edison Company ("SCE"), accounting for approximately $55 million, or 21 percent, and $29 million, or 11 percent, respectively, of PGT's transportation revenues. The firm service transportation agreements with PG&E and SCE expire in the years 2005 and 2023, respectively. No other customer accounted for 10 percent or more of PGT's total revenues during 1996.

                         In  1996,  approximately  five  percent  of  PGT's
transportation volumes and three percent of transportation revenues were attributable to interruptible transportation service.

                         In 1995, PGT constructed two pipeline extensions.  The
Coyote Springs Extension serves Portland General's electric generation facility near Boardman, Oregon. Portland General is an investor-owned electric utility serving customers in western Oregon, including the Portland metropolitan area. PGT provides firm transportation service over this extension for Portland General under a 20-year firm transportation agreement.

                         PGT's Medford Extension interconnects with WP Natural
at Klamath Falls and Medford, Oregon. WP Natural is engaged in the purchase, resale, and transportation of natural gas and serves natural gas end-use customers in southwestern and northeastern Oregon and South Lake Tahoe, California. PGT provides firm transportation service for WP Natural under a 30-year firm transportation agreement.

                          PGT's total transportation and sales quantities for
each of the years 1992 through 1996 are set forth in the following table.

                              Quantities (MDt)
                 ---------------------------------------
      Year       Total        Transportation    Sales
      -----      -----        ------------      -----
      1992       512,477         202,640       309,837
      1993       555,668         286,424       269,244
      1994       815,627         815,627             0
      1995       885,186         885,186             0
      1996       934,029         934,029             0


                                FERC Order 636
                                --------------

                         In 1992, the FERC issued Order 636, which required
open-access pipelines to provide firm and interruptible transportation services on a nondiscriminatory basis for all gas supplies, whether purchased from the pipeline or from another gas supplier, and required the termination of all merchant or bundled sales service. As a result of Order 636, PGT now operates only as a transporter of natural gas. In July 1996, the United States Court of Appeals for the District of Columbia Circuit generally affirmed Order 636, but remanded a few issues to FERC for further explanation. On February 27, 1997, the FERC issued an order on remand (Order 636C), largely affirming its 636 policies. Order 636C, which is subject to rehearing, changes the policy under which a firm shipper may renew its contract at the expiration of the original contract term. Under this new policy, existing shippers may renew their contracts if they pay the maximum reservation fee or if they pay the highest rate offered by other shippers for that capacity based upon a contract term of five years.

                         PGT implemented the provisions of Order 636 effective
November 1, 1993, pursuant to FERC orders dated July 12, 1993 and October 1,
1993.   These orders provide for:

     1) the unbundling of the sales service to PG&E into separate sales and transportation components;

     2) the termination of the Purchased Gas Adjustment ("PGA") mechanism by which PGT recovered the cost of gas sold to PG&E;
     3)   the adoption of SFV rate design;
     4) a mechanism by which certain of the firm transportation service customers can assign their service rights to others
         (generally referred to as "capacity release," see below); and
     5) a transition cost recovery mechanism ("TCRM") to recover certain gas supply restructuring costs incurred by PGT in connection with the unbundling of its sales service to PG&E.

                         Pursuant to the FERC orders, effective November 1,
1993, PG&E terminated its gas purchases from PGT and began receiving an equivalent amount of firm transportation service from PGT under a long-term contract.

                         As required by Order 636, PGT has also implemented a
capacity release program. As a result, almost all of PGT's firm transportation service customers have elected to execute new contracts which enable them to release their capacity to replacement shippers on a temporary or permanent basis. In the case of a capacity release for a term less than the remaining contract term, a releasing shipper remains responsible to PGT for the reservation charges associated with the released capacity. With respect to a release for the full remaining term of the contract, the releasing shipper is no longer responsible for the reservation charges associated with the released capacity if the replacement shipper meets the credit-worthiness provisions of PGT's tariff and agrees to pay the full reservation fee. The capacity release program has affected the number and types of customers using PGT's system, but has not impacted PGT's financial results. Capacity release also provides customers seeking service from PGT with a potential alternative to the construction of new facilities by PGT.

                         Order 636 authorized all interstate pipelines to adopt
the "straight fixed-variable" ("SFV") rate design method for all transportation services, which PGT has implemented. Under this rate design, all fixed costs including return on equity and related taxes associated with firm transportation service are collected through the reservation charge component of the pipeline company's firm transportation service rates.

                         In the past, the FERC has utilized various rate designs
that allocated varying percentages of fixed costs to the commodity or delivery component of rates, thereby making a pipeline company's cost recovery dependent upon the level of throughput or use of the pipeline system. On July 16, 1996, the United States Court of Appeals for the District of Columbia Circuit affirmed the FERC's adoption of the SFV rate design for all natural gas pipelines under the FERC's jurisdiction. In light of the Court's decision, it appears unlikely that the FERC will mandate any industry-wide departure from the SFV rate design in the near future. If the FERC were to depart from SFV, that departure could once again subject the level of PGT's cost recovery to variations in throughput volumes.

                        As a result of the SFV rate design, and based upon the settlement of its 1994 rate case, PGT currently recovers approximately 95 percent of its total costs and 97 percent of its fixed costs through reservation charges paid by firm transportation service customers. These customers pay a reservation charge for access to firm transportation service capacity on PGT's system, regardless of the volumes of gas transported. Consequently, the volume of gas transported by PGT for firm transportation service customers does not currently have a significant impact on PGT's operating results. As such, PGT's operating results are not significantly affected by fluctuating demand for gas based on the weather or changes in the price of natural gas. Approximately three percent of PGT's fixed costs are allocated to interruptible transportation service, and recovery of such costs is subject to continued demand for PGT's interruptible transportation service.

                          Competition
                          -----------

                           See "Competition," below, in Item 7, Management's
  Discussion and Analysis of Financial Condition and Results of Operations.

  PGT QUEENSLAND GAS PIPELINE
  ---------------------------

                          Customers
                          ---------

                         The PGTQ Pipeline has three major industrial customers
that account for approximately 99 percent of its deliveries. Queensland Alumina Limited's ("QAL") demand quantities account for almost 90 percent of the PGTQ Pipeline's annual delivered volumes. QAL's contract expires in June 2006.
Under the contract, QAL pays a monthly reservation charge that is due to the PGTQ Pipeline regardless of the quantity transported.

                         The  PGTQ  Pipeline  also  transports  gas  to  Gas
Corporation of Queensland Limited which has gas franchises to serve residential and commercial customers in the cities of Gladstone and Rockhampton. The third major industrial customer is Queensland Magnesia (Operations) Pty Ltd.

                         The  condition,  operation,  and  ownership  of  gas
transmission pipelines in Queensland are principally regulated by the Petroleum Act of 1923 which is administered by the Queensland Department of Minerals and Energy. The Petroleum Act of 1923, as amended, incorporates open access principles promoting a competitive gas market.

            Competition
            -----------

                         The PGTQ Pipeline is the only gas pipeline serving the
Gladstone and Rockhampton areas. Presently, competition exists only in terms of more expensive alternative energy sources including distillate and diesel fuel. Prospectively, South Pacific Chevron Company has announced a proposal to construct a natural gas pipeline from Papua New Guinea to Queensland that would potentially be in service in 2001. The proposed pipeline may or may not extend as far as the Gladstone area.

  ENERGY SOURCE, INC.
  -------------------

                                Customers
                                ---------

                         The customer base for ESI's domestic and Canadian gas
marketing operations primarily consists of trading partners who serve as marketing agents for other marketing or local distribution companies. No single customer accounted for more than 10 percent of sales.

                                Competition
                                -----------

                         ESI faces intense competition in marketing gas to end
user customers and local distributors in both its domestic and Canadian markets. Its competitors include the major integrated oil and gas companies; other marketing companies affiliated with interstate pipelines and regional gas gatherers; and brokers and marketers of varying sizes, financial resources, and experience.

                         This intense competition has placed downward pressure
on the gross margins for gas sales. As gross margins have decreased, the market share necessary to compete effectively in the industry has grown. During 1996, ESI responded to this pressure by increasing its sales volumes.

  RATES AND REGULATION
  --------------------

  PACIFIC GAS TRANSMISSION COMPANY
  --------------------------------

                                General
                                -------

                         PGT is a "natural gas company" under the Natural Gas
Act and the NGPA, and as such, is subject to the jurisdiction of the FERC.

                         The Natural Gas Act grants authority to the FERC over
the construction and operation of pipelines and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement, or abandonment of such facilities, as well as the interstate transportation and wholesale sales of natural gas. PGT holds certificates of public convenience and necessity, issued by the FERC, authorizing it to construct and operate its pipelines and related facilities now in operation and to transport natural gas in interstate commerce. The FERC also has authority to regulate rates for natural gas transportation in interstate commerce.

                         In  addition,  the  National  Energy  Board  of  Canada
("NEB") and the various Canadian gas-exporting provinces issue various licenses and permits for the removal of gas from Canada. These requirements parallel the process employed by the U.S. Department of Energy for the importation of Canadian gas. Regulatory actions by the NEB or the U.S. Department of Energy can have an impact on the ability of PGT's customers to import Canadian gas for transportation over the PGT system. In addition, actions of the NEB and Northern Pipeline Agency ("NPA") can affect the ability of ANG and Foothills to construct any future facilities necessary for the transportation of gas to the interconnection with PGT's system at the United States-Canadian border.

                                FERC Ratemaking
                                ---------------

                         Sections 4 and 5 of the Natural Gas Act provide the
FERC with rate-setting authority over interstate natural gas pipeline companies. When PGT seeks a rate change, it must file an application with the FERC under
Section 4 at least 30 days prior to the proposed effective date of the new rates. The FERC has the authority to suspend the effective date of the new rates for up to five months, and as a general matter does so, although from time to time the FERC will authorize a shorter suspension period. Section 4 also allows the FERC to require that any increase in rates collected during the pendency of a rate case (after the conclusion of the suspension period) be collected subject to refund, with interest. Refunds, if any, would be made upon conclusion of the rate case. The FERC routinely imposes such a refund condition on proposals to increase rates.

                         Any major rate changes requested by PGT under Section 4
would be typically set for evidentiary hearings before an administrative law judge, whose initial decision is subject to review and a final decision by the FERC. Following a final decision by the FERC, PGT, or any other party to the proceeding, may seek judicial review of the decision by the United States Court of Appeals.

                         Under Section 5 of the Natural Gas Act, the FERC may,
on its own initiative or at the request of a third party, investigate PGT's rates to ascertain whether such rates are unjust or unreasonable. A Section 5 rate investigation proceeds in much the same fashion as a rate case under
Section 4, except that there is no suspension period (since neither the FERC nor the company will have proposed new rates at the commencement of the rate case), and the FERC's determinations will be effective on a prospective basis only, so that the company is not required to make refunds.

                          In a rate case, rates are set by dividing PGT's total
cost of service by the total units of service, generally expressed as contract demand quantities and quantities of natural gas transported. Components of cost of service include operations and maintenance expenses, depreciation, return on investment and related taxes. The calculation of the allowed return on investment is made with reference to PGT's rate base, which is the total net value of its tangible and intangible assets. The net value of PGT's largest rate base component, utility plant in service, is determined on an original cost basis, less depreciation.

                           The overall allowed rate of return on investment is a
function of: (i) PGT's debt cost; (ii) the return on PGT's preferred stock, if any is outstanding; and (iii) the allowed return on PGT's common stock. The FERC is required to set the allowed return on common stock at a level sufficient to enable PGT to attract the equity capital necessary for its business and to be commensurate with the equity return realized by businesses having similar risk profiles.

                         To establish rates for services, costs are separated
into various functional aspects of a pipeline company's business, such as gas transportation, gas gathering, and gas storage, since different rates apply to the different services associated with those functions. The costs for each function are classified as either fixed or variable, and rates are calculated.
PGT  currently  provides  only  gas  transportation  service.    Therefore,  the
"functional" allocation of costs does not presently apply to PGT in the ratemaking context. However, for ratemaking purposes, PGT's plant and related costs for the existing Oregon Extensions are segregated from PGT's mainline pipeline.

                         Under  the  FERC's  current  policies,  transportation
services are classified as either firm or interruptible, and PGT's fixed and variable costs are allocated between these types of service for ratemaking purposes. Firm transportation service customers pay both a reservation or demand charge and a commodity or delivery charge. The reservation charge is assessed for the customer's right to transport a specified quantity of gas over the term of the customer's contract, and is payable regardless of the actual volume of gas transported by the customer. The commodity or delivery charge is payable only with respect to the actual volume of gas transported by the customer. Interruptible transportation service customers pay only a commodity or delivery charge with respect to the actual volume of gas transported by the customer.

                         Under the SFV rate design, the reservation charge
assessed for firm transportation service is based on PGT's fixed costs, while the commodity or delivery charge component of PGT's firm transportation service rates is based only on PGT's variable costs. The commodity or delivery charge payable by PGT's interruptible transportation service customers is based upon both fixed and variable costs allocated to interruptible transportation service for ratemaking purposes. Approximately three percent of PGT's fixed costs are currently allocated to interruptible transportation service for ratemaking purposes. (See "Customers and Services - FERC Order 636," above.)

                         Both  firm  and  interruptible  transportation  service
rates are established with a ceiling equal to PGT's total costs (fixed and variable) allocated to the service and a floor equal to the variable costs related thereto. PGT is allowed to vary or discount rates between the ceiling and the floor amounts on a non-discriminatory basis. PGT has not discounted firm transportation service rates, but PGT sometimes discounts interruptible transportation service rates in order to maximize throughput.

                           1993 Expansion
                           --------------

                         On November 1, 1993, PGT placed in service a major
expansion of the mainline system. The new facilities were authorized by the FERC on August 1, 1991. See Note 9, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below, for a discussion of a rate controversy which arose in connection with the 1993 expansion, and which ultimately was resolved in PGT's favor in an August 1996 decision by the U.S. Court of Appeals for the District of Columbia Circuit.


                           Oregon Extensions
                           -----------------

                      In 1995, PGT completed the Coyote Springs and the Medford Extensions of its pipeline facilities in Oregon. Portland General, PGT's customer on the Coyote Springs Extension, pays an incremental rate for service over the Coyote Springs Extension based on costs associated with such facilities.

                           Most of the capacity on the Medford Extension was
subscribed under a firm transportation service agreement with WP Natural, which was effective November 1, 1995. Under this contract, WP Natural paid a negotiated first year transportation rate which subsequently increases or decreases each year by the percentage change in competing residential electric rates in the region served by WP Natural, but not below $3.7 million. During the first year of the contract, WP Natural paid rates based on the negotiated $3.9 million cost of service. Effective November 1, 1996, the rate increased $0.1 million to $4.0 million. The revenue shortfall resulting from the difference between the annually adjusted rate and the rate which would otherwise apply with respect to the total incremental cost of service of this extension, will be offset by the revenue generated under the transportation agreement in later years. The full cost of service is expected to be recovered over the life of the 30-year firm transportation agreement. The first year deficiency, which is expected to decline each year, was approximately $3.6 million.

                         The larger diameter pipeline for the initial 22 miles
of the Medford Extension was installed to provide additional firm transportation service to a proposed electric generating facility to be owned by Diamond Energy, Inc. ("Diamond"), a subsidiary of Mitsubishi Corp., commencing no earlier than 1999. Diamond agreed to reimburse PGT for the incremental cost of the 16-inch pipe if it did not sign a firm transportation agreement with PGT. Diamond has subsequently assigned its interest to the City of Klamath Falls in anticipation of a third party acquiring its facility certificate, and it has established an escrow account in favor of PGT for the incremental costs should the generating facility not be constructed.

                              Pacific Gas Transmission Company Rate Proceedings
                              -------------------------------------------------

                                     1994 Rate Case
                                     --------------

                           On February 28, 1994, PGT filed an application to
increase its rates for transportation services. These rates were based on an overall cost of service of approximately $217 million, including a cost of equity of 13 percent. The proposed rate of return on equity applied to all facilities and assumed the discontinuance of the penalty rate of return on equity of 10.13 percent, which the FERC had earlier required to be used to develop initial rates for PGT's 1993 expansion facilities.

                           On September 11, 1996, the FERC approved, without
modification, a proposed multi-party settlement of PGT's rate case, which was filed with the FERC on March 21, 1996. See "Settlement of Rate Case" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below, for a discussion of the settlement of this 1994 rate case.

                                     Gas Supply Restructuring ("GSR") Costs
                                     ----------------------------------------

                         Until November 1993, when Order 636 was implemented,
PGT purchased all of its Canadian natural gas supply for resale to PG&E from Alberta and Southern Gas Co. Ltd. ("A&S"), a wholly owned Canadian gas purchasing subsidiary of PG&E, pursuant to a gas sales agreement between A&S and PGT and a sales service agreement between PGT and PG&E, both of which extended through the year 2005. A&S had commitments to purchase minimum quantities of natural gas from over 200 Canadian gas producers under various long-term contracts, most of which extended through 2005. As a result of the regulatory restructuring pursuant to Order 636, PGT, PG&E, A&S and various Canadian gas producers selling gas to A&S entered into agreements (collectively, the "Decontracting Plan") under which PGT terminated its gas sales agreement with A&S, its sales service agreement with PG&E, and A&S terminated its contracts with the gas producers.

                        Under the Decontracting Plan, in return for settlement payments of $210.1 million, the producers released A&S, PGT, and PG&E from any claims they may have had that resulted from the termination of the former arrangements, as well as any claims for losses arising from alleged historical shortfalls in gas taken by A&S. In addition to the producers' settlement payments, PGT paid A&S $29.6 million for costs incurred by A&S related to both the termination of the sales agreement between A&S and PGT, and the implementation of the Decontracting Plan.

                         The FERC approved the recovery of $168.5 million of the
total $239.7 million of gas supply restructuring costs incurred by PGT through a transition cost recovery mechanism ("TCRM"). The difference of $71.2 million was reflected as a net charge to expense from 1992 through 1995. Recovery of approved GSR costs began in 1993, with PGT completing recovery of such costs in 1996 with the collection of the remaining $30.5 million.

                         Also, in 1996, the CPUC sought judicial review of the
FERC's orders in Public Utilities Commission of the State of California v. FERC, D.C. Circuit Case No. 96-1022. However, in the settlement of the 1994 rate case, the CPUC agreed to withdraw its petition for judicial review in consideration for PGT's agreement to reduce PG&E's direct bill by $3.18 million and refund this amount to PG&E. The CPUC moved to withdraw its petition and, on October 28, 1996, the Court granted the withdrawal. On November 7, 1996, PGT refunded the $3.18 million to PG&E. This aspect of the settlement is the subject of one of the pending rehearing applications discussed above. PGT does not expect the FERC to modify its settlement as a result of this issue.

                                     Regulatory Developments
                                     -----------------------

                         On January 31, 1996, the FERC issued a policy statement
on alternative methods for setting rates. The policy statement provides guidelines the FERC will use in evaluating market-based, incentive rate and negotiated rate proposals by pipeline companies. Of particular note is the negotiated/recourse rate program which provides a framework to allow negotiated terms and/or conditions for individual shippers, with the traditional cost of service rates and tariffs made available to all shippers as a default or recourse.

                         On July 17, 1996, the FERC adopted a new rule which
standardizes technology and operating procedures for pipelines in order to promote greater integration of the national gas grid. On July 31, 1996, the FERC issued a Notice of Proposed Rulemaking ("NOPR") to improve the efficiency of capacity release procedures and to allow rates above the cost-based rate cap in markets where pipelines can demonstrate they lack market power.
These regulatory initiatives are not expected to have a material impact on PGT's financial position, liquidity or results of operations in the foreseeable future.

  PGT QUEENSLAND GAS PIPELINE
  ---------------------------

                         The  condition,  operation,  and  ownership  of  gas
transmission pipelines in Queensland, Australia is principally regulated by the Petroleum Act of 1923 (the "Act") and is administered by the Queensland Department of Minerals and Energy. The State of Queensland has recently amended the Act to incorporate "open access" principles which facilitate a competitive gas market. The Act identifies access objectives and provides factors that the Minister of Minerals and Energy must consider in approving a pipeline's tariffs. The objectives of the access principles include: facilitation of competitive markets for the benefit of the public and industry; promotion of efficiency; and provision of access on fair commercial terms. The access principles provide the PGTQ Pipeline flexibility in formulating its tariffs.

  ENERGY SOURCE, INC.
  -------------------

                          Although  ESI's  operations  are  not  regulated,  its
marketing activities are affected by regulatory events and competitive forces in gas markets. In recent years, the FERC has increased competition in natural gas markets by eliminating or changing many of the procedures associated with interstate pipelines' traditional role as wholesale merchants of gas so that all gas suppliers will have a full and fair opportunity to compete in these markets.

                         As a result of these recent orders, wholesale gas
marketing has become a non-utility activity.


  ENVIRONMENTAL MATTERS
  ---------------------

  GENERAL
  -------

                         The  following  discussion  includes  certain  forward
looking information relating to the possible future impact of environmental compliance. It is subject to a number of assumptions and uncertainties, including changing laws and regulations, evolving technologies, and the selection of compliance alternatives.

  PACIFIC GAS TRANSMISSION COMPANY
  --------------------------------

                         See "Environmental Matters" in Item 7, Management's
Discussion and Analysis of Financial Condition and Results of Operations, below, for a general description of PGT's environmental compliance.

                         PGT owns and operates the 4C Solar Mars compressor unit
near Sandpoint, Idaho ("Unit 4C"). In 1986, in connection with an upgrade of Unit 4C, PGT applied for and received a construction permit from the State of Idaho Department of Environmental Quality. At the time PGT received the construction permit, it was determined that no permit for the modification was needed under the Federal Prevention of Significant Deterioration ("PSD") program, then being administered by the State of Idaho.

                         In the process of applying for a permit under the 1990
Clean Air Act, PGT conducted a review of its environmental permits and discovered information which now causes it to question whether a construction permit application incorporating PSD requirements may have been required prior to the 1986 upgrade. If it is finally determined that PSD program requirements did apply to the project, then PGT may be required to apply for and obtain a PSD permit for Unit 4C and may be required to retrofit Unit 4C. At this time, PGT believes that it is remote that any fines or penalties will be imposed in connection with this matter.

                         The Company believes that the resolution of this matter
would not materially affect its ability to operate Unit 4C or have a material adverse impact on its financial position, liquidity or results of operations.

  PGT QUEENSLAND GAS PIPELINE
  ---------------------------

                         The PGTQ Pipeline is subject to the environmental
protection policies imposed by the Australian Environmental Protection Act of 1994, and the environmental requirements of the Environmental Impact Statement and the Workplace and Safety Act for activities along the pipeline right of way.

                         The Company believes that compliance with applicable
environmental requirements is not likely to have a material effect upon its financial position, liquidity or results of operations.

  ITEM 2.   PROPERTIES
           -----------

  PACIFIC GAS TRANSMISSION COMPANY PIPELINE
  -----------------------------------------

                         PGT's pipeline system consists of approximately 639
miles of 36-inch diameter gas transmission line (612 miles of single 36-inch pipeline and 27 miles of 36-inch pipeline looping), approximately 590 miles of 42-inch diameter pipeline, approximately 84 miles of 12-inch diameter pipeline, and 22 miles of 16-inch diameter pipeline, twelve compressor stations with a total of approximately 345,200 National Electrical Manufacturer's Association ("NEMA") installed horsepower, and facilities for the operation and maintenance of the system, including metering and regulating facilities, and a communications system. (For further information on PGT's pipeline system, see the discussion under "Pacific Gas Transmission Company's Transmission System" in Item 1, Business, above.)

                         PGT leases its corporate headquarters office building
in Portland, Oregon under a 20-year lease terminating in 2015. Payments under the lease approximate the debt service payments on the debt issued to finance the building, plus operating costs, taxes and insurance. See Note 5, "Long-term Debt," in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below.

  PGT QUEENSLAND GAS PIPELINE
  ---------------------------

                         The PGTQ Pipeline in Australia consists of a 329-mile
12-inch pipeline completed in June, 1990 from Wallumbilla to Gladstone and a 60-mile 8-inch extension to Rockhampton completed in May, 1991. The transportation capacity of the PGTQ Pipeline is approximately 26 Bcf annually, which can be expanded to approximately 50 Bcf with the addition of compression facilities.


  ITEM 3.   LEGAL PROCEEDINGS
            -----------------

                         See Item 1, Business, above, for a discussion of
certain regulatory proceedings and environmental matters affecting the Company.

                         For information concerning material legal proceedings,
see Note 9, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

                         Since PGT meets the conditions set forth in General
Instruction (J) (1) (a) and (b) of Form 10-K, this information is omitted.


   PART II
   -------

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS
           -------------------------------------------------

                        PGT is an indirect wholly owned subsidiary of PG&E Corporation. Effective January 1, 1997, PG&E Corporation, incorporated in California in 1995, became the holding company for PGT's former parent company, Pacific Gas and Electric Company ("PG&E"). PG&E's ownership interest in PGT and PG&E Enterprises has been transferred to PG&E Corporation.

                         The payment of dividends by PGT on its common stock is
restricted under the terms of a Credit Agreement dated May 31, 1995.  (See
"1995 Refinancing" in Note 5, "Long-term Debt," in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below.) Under the most restrictive provisions, approximately $162.1 million of PGT's retained earnings was available for dividends on its common stock as of December 31, 1996. In 1996 and 1995, PGT paid cash dividends on its common stock of $10 million and $40 million, respectively.


  ITEM 6.   SELECTED FINANCIAL DATA
            -----------------------

                         Since PGT meets the conditions set forth in General
Instruction (J) (1) (a) and (b) of Form 10-K, this information is omitted.


  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS(1)
            -------------------------------------------------

  The Consolidated Financial Statements include:
          Pacific Gas Transmission Company
          Pacific Gas Transmission Company's wholly owned businesses:
                                PGT Australia Pty Limited
                                Pacific Gas Transmission International, Inc.
                                PGT Queensland Pty Limited
                                Energy Source, Inc.

                           Pacific Gas Transmission Company ("PGT") and its
  subsidiaries collectively are referred to as the "Company."

                         The  following  discussion  includes  forward-looking
statements that involve a number of risks and uncertainties. Those risks and uncertainties include, but are not limited to, the ongoing restructuring of the gas industry and the future results of new acquisitions. The outcomes of these and other matters discussed below, including the outcome of certain litigation with a firm shipper of PGT, may cause future results to differ materially from historical results or from results or outcomes currently expected or sought by the Company.
[FN]
 (1)
   See "Certain Defined Terms" in Item 1, Business, for a definition of terms commonly used in the natural gas industry and herein.

                         The information in this section should be read in
conjunction with the information set forth under Item 1, Business, above, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, below.

  GENERAL
  -------

                         PGT is an indirect wholly owned subsidiary of PG&E
Corporation. Effective January 1, 1997, PG&E Corporation, incorporated in California in 1995, became the holding company for PGT's former parent company, Pacific Gas and Electric Company ("PG&E"). PG&E's ownership interest in PGT and PG&E Enterprises has been transferred to PG&E Corporation.

                         Building  upon  its  expertise  in  the  natural  gas
industry, PGT is expanding its core pipeline business by pursuing domestic and international business development opportunities which focus on the midstream segment of the natural gas industry. The midstream segment includes the gathering, processing, storing, transporting, and marketing of natural gas. It excludes exploration and production of natural gas and local distribution to customers.

       Consistent with this strategy, during 1996, PGT established the PGT Queensland Unit Trust ("PGT Trust"), created under the laws of Australia, to hold all of the assets comprising the Queensland State Gas Pipeline which were purchased from the Government of the State of Queensland, Australia. The pipeline is referred to as the PGT Queensland Gas Pipeline ("PGTQ Pipeline"). The PGT Trust is owned by two wholly owned subsidiaries of PGT - Pacific Gas Transmission International, Inc. ("PGT International"), a California corporation, and PGT Queensland Pty Limited ("PGT Queensland"), an Australian corporation. PGT Queensland operates the pipeline. In addition, PGT also established another wholly owned subsidiary, PGT Australia Pty Limited ("PGT Australia"), an Australian corporation, to pursue new business development opportunities in Australia and to serve as trustee of the PGT Trust.

                         During  1996,  PGT  also  acquired  the  gas  marketing
operations of Edisto Resources Corporation in the United States and Canada, known jointly as "Energy Source, Inc." ("ESI"). ESI has offices in Houston, Calgary, Tulsa, Pittsburgh and New York with a customer base in the Northeast and Midwest regions of the United States.

                        ESI is engaged in the purchase and resale of natural gas to a diversified customer base, primarily industrial/commercial companies, local
distribution companies, and industry partners.   ESI aggregates natural gas
supplies from producing basins in the United States and Canada, arranges transportation through pipelines from points of purchase to points of sale, and resells natural gas volumes to customers under a variety of standard and customized arrangements. These arrangements include a variety of short-term and long-term market sensitive and fixed price contracts and financial instruments.

                         PGT's transportation system provides access to natural
gas from producing fields in western Canada and extends from the British Columbia-Idaho border to the Oregon-California border. PGT's transportation system also provides service to various delivery points in Idaho, Washington, and Oregon. PGT's natural gas transportation services are regulated by the Federal Energy Regulatory Commission ("FERC"), and various safety issues are subject to the jurisdiction of the United States Department of Transportation.

                         A major expansion of PGT's system was placed into
service on November 1, 1993, increasing PGT's net utility plant in service from approximately $150 million to nearly $1 billion. On November 1, 1993, PGT also implemented the restructuring of its services as required by the FERC's Order 636 (see "Changing Regulatory Environment," below) and now operates as a transportation-only pipeline system serving a range of new customers in addition to its principal historical customer, PG&E.

                         During 1996, PGT provided transportation services for
91 customers. Forty-nine of these customers have long-term firm transportation service agreements with PGT. The two largest customers of PGT in 1996 were PG&E and Southern California Edison Company, accounting for approximately 21 percent and 11 percent, respectively, of PGT's transportation revenues. No other customer accounted for more than 10 percent of PGT's total revenues. PGT's firm transportation service agreements are generally long-term agreements and accounted for approximately 97 percent of total transportation revenues in 1996. These agreements have remaining terms that range between 9 and 28 years. See "Legal Matters - Norcen Litigation" in Note 9, "Commitments and Contingencies," in Item 8, Financial Statements and Supplementary Data, below, for a discussion of litigation filed against PGT by one of its long-term firm transportation service customers challenging the validity of its contract.

                         PGT  incurred  significant  costs  to  terminate  gas
purchase commitments as a result of the implementation of Order 636. Such costs were either charged to operations primarily in 1992 and 1993, or were recovered in rates under a transition cost recovery mechanism approved by the FERC. PGT completed the recovery of these termination costs during 1996. (See "Rates and Regulation - Gas Supply Restructuring ("GSR") Costs" in Item 1, Business, above.)

  CHANGING REGULATORY ENVIRONMENT
  -------------------------------

                         Prior to November 1, 1993, PGT's business was primarily
to provide bundled natural gas sales and transportation services to PG&E, firm transportation service to Pacific Interstate Transmission Company and to Northwest Pipeline, and open access interruptible transportation service to various other customers.

                        In 1992, the FERC issued Order 636, which required open access pipelines to provide firm and interruptible transportation services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier, and required the termination of all pipeline bundled sales and transportation service.

                         PGT implemented the provisions of Order 636 effective
November 1, 1993 (see "Customers and Services - Pacific Gas Transmission
Company - FERC Order 636" in Item 1, Business, above, for a description of
Order 636). At that time, PG&E terminated its gas purchases from PGT and PG&E began receiving an equivalent amount of firm transportation service from PGT under a long-term contract; PGT began recovering restructuring costs through the transition cost recovery mechanism ("TCRM") (see Note 3, "Natural Gas Matters," in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below, for a discussion of the TCRM) and PGT implemented a capacity release program.

                           Order 636 also authorized PGT to adopt the straight-
fixed variable ("SFV") rate design method for all firm rate schedules, which it did effective November 1, 1993. Under the SFV rate design, a pipeline company's fixed costs, including return on equity and related taxes, associated with firm transportation service are collected through the reservation charge component of the pipeline company's firm transportation service rates.

                       As a result of the SFV rate design and based upon the settlement of its 1994 rate case, PGT currently recovers approximately 95 percent of its total costs and 97 percent of its fixed costs through reservation charges paid by firm transportation service customers. These customers pay a reservation charge for access to firm transportation service capacity on PGT's system, regardless of the volumes of gas transported. Consequently, the volume of gas transported by PGT for firm transportation service customers does not currently have a significant impact on PGT's operating results. As such, PGT's operating results are not significantly affected by fluctuating demand for gas based on the weather or changes in the price of natural gas.

                         On July 16, 1996, the United States Court of Appeals
for the District of Columbia Circuit affirmed the FERC's adoption of the SFV rate design for all natural gas pipelines under FERC's jurisdiction. In light of the Court's decision, it appears unlikely that the FERC will mandate any industry-wide departure from the SFV rate design in the near future.

                        While PGT believes that SFV rate design is likely to continue over the near term, a departure from SFV rate design (whereby a portion of fixed costs would be assigned to the commodity or delivery component of rates) could cause PGT's operating results to be affected by fluctuations in the volumes of gas transported on its system. Similarly, the extent to which PGT's cost of service is recovered under long-term contracts also affects the impact that variations in PGT's throughput would have on its operating results.

                       On January 31, 1996, the FERC issued a policy statement on alternative methods for setting rates. The policy statement provides guidelines the FERC will use in evaluating market-based, incentive rate proposals and negotiated rate proposals by pipeline companies. Of particular note is the negotiated/recourse rate program which provides a framework to allow negotiated terms and/or conditions for individual shippers, with the traditional cost of service rates and tariffs made available to all shippers as a default or recourse.

                         On July 17, 1996, the FERC adopted a new rule which
standardizes technology and operating procedures for pipelines in order to promote greater integration of the national gas grid. On July 31, 1996, the FERC issued a Notice of Proposed Rulemaking ("NOPR") to improve the efficiency of capacity release procedures and to allow rates above the cost-based rate cap in markets where pipelines can demonstrate they lack market power.

                         These regulatory initiatives are not expected to have a
significant effect on PGT's financial position, liquidity or results of operations in the foreseeable future.

  SETTLEMENT OF RATE CASE
  -----------------------

                         On February 28, 1994, PGT filed an application to
increase its rates for transportation services. These rates were based on an overall cost of service of approximately $217 million, including a cost of equity of 13 percent. The proposed rate of return on equity applied to all facilities and assumed the discontinuance of the penalty rate of return on equity of 10.13 percent, which the FERC had earlier required to be used to develop initial rates for PGT's 1993 expansion facilities.

                         A major issue in this proceeding was whether PGT's
mainline transportation rates should be equalized through the use of rolled-in cost allocation, or whether they should continue to reflect the current use of incremental costs to determine the rates paid by shippers. PGT proposed that mainline rates reflect the rolled-in approach on a prospective basis.

                         On March 31, 1994, the FERC issued an order that
accepted PGT's interim incremental rates, and authorized PGT to place these rates into effect on September 1, 1994, subject to refund. Although the FERC rejected the proposal to place rolled-in rates into effect September 1, 1994, the FERC indicated that PGT would be afforded the opportunity at the hearing to support and justify a rolled-in rate proposal.

                         On September 11, 1996, the FERC approved, without
modification, the proposed settlement of PGT's rate case, which was filed with the FERC on March 21, 1996. The settlement provided for rolled-in rates effective on November 1, 1996. To mitigate the impact of the higher rolled-in rates on shippers who were paying lower rates under contracts executed prior to PGT's 1993 expansion (pre-1993 expansion shippers), most of the firm shippers who took service prior to the 1993 expansion are receiving a reduction from the rolled-in rates for a six year period, while the 1993 expansion shippers are paying a surcharge in addition to the rolled-in rates to offset the effect of the mitigation.

                         Although  the  implementation  of  rolled-in  rates  by
itself does not change PGT's total revenue requirement, the settlement does provide for, among other things, a lower total cost of service of $206 million, lower depreciation rates, and a return on equity of 12.2 percent from September 1, 1994, the effective date of the rates in this case. In addition, under the settlement, approximately three percent of PGT's firm transportation service capacity was relinquished effective November 1, 1996, for subscription to other shippers who may desire the capacity. Approximately $7.5 million of costs were also allocated to short-term firm and interruptible services.

                          The  overall  effect  of  the  settlement  on  rates,
including mitigation measures and the agreed upon lower cost of service, was to decrease PGT's current 100 percent load factor transportation rates for the full distance of the pipeline (from the Canadian-U.S. border to the Oregon-California border) from $0.48 to $0.33 per Decatherm(Dt) for the 1993 expansion shippers,
and to increase the transportation rate for most of the pre-1993 expansion shippers from $0.16 to either $0.20 or $0.24 per Dt, depending upon the level of mitigation applicable to each shipper.  The rolled-in rate for the full distance is $0.26 per Dt.  In November 1996, PGT refunded the difference between the amounts based on its as-filed cost of service of $217 million and the amounts that would have been collected at the settlement cost of service of $206 million.  PGT had established a reserve adequate for its refund obligation under the settlement.
                         Although  the  FERC  approved  the  settlement  without
modification, several shippers have sought rehearing of the FERC's order.  PGT does not expect the FERC to modify the settlement as a result of these requests.
Parties that have sought rehearing may petition the Court of Appeals if the FERC does not grant their rehearing requests.  In the event the FERC does modify the settlement, however, the settlement permits PGT to terminate the settlement and reinstate the rates contained in its rate case proposal and proceed to a FERC decision based upon the evidence in the case.

  COMPETITION
  -----------

                         Competition  to  provide  natural  gas  transportation
services has intensified in recent years. Regulatory changes, such as Order 636, have significantly increased customers' flexibility, choices and responsibility to directly manage their gas supplies.

                         PGT has in the past, and will in the future,
actively compete with other pipeline companies for transportation customers on the basis of transportation rates, access to competitively priced gas supply basins, and quality and reliability of transportation services. In addition, in providing interruptible transportation service, PGT competes with released capacity offered by shippers holding firm PGT capacity.

                       PGT's principal competitor in providing transportation services to the Pacific Northwest is Northwest Pipeline Corporation. In California, four major interstate pipeline companies provide transportation services which compete with the services offered by PGT. Those companies are El Paso Natural Gas Company, Transwestern Pipeline Company, Mojave Pipeline Company and Kern River Gas Transmission Company.

                         In   the   current   open   access   environment,   the
competitiveness of a pipeline company's transportation services in the market it serves is determined generally on the basis of delivered natural gas prices, of which transportation cost is a portion of the total delivered price, but also to some extent on the quality and reliability of transportation services. PGT's system delivers gas primarily from western Canada. Gas from this region has been competitively priced in relation to gas from other supply basins serving PGT's market areas. The competitive strength of Canadian gas supplies in western U.S. markets has been evidenced by consistently high throughput on the PGT system since Canadian gas prices were deregulated in the mid-1980's.

                         PGT's transportation volumes are affected by market
conditions in all markets it serves. A significant factor is the level of available hydroelectric generation which in turn causes the demand for natural gas as a fuel for electric generation to fluctuate. In addition, PGT's services face modest competition from fuel oil.

                         Fluctuating levels of throughput caused by these market
conditions only have a minor financial effect on PGT because 97 percent of PGT's firm transportation service capacity is currently subscribed under long-term contracts with service billed under the SFV rate design.

                         The PGTQ Pipeline is the only gas pipeline serving the
Gladstone and Rockhampton areas of Australia. Presently, competition exists only in terms of more expensive alternative energy sources including distillate and diesel fuel. Prospectively, South Pacific Chevron Company has announced a proposal to construct a natural gas pipeline from Papua New Guinea to Queensland that would potentially be in service in 2001. The proposed pipeline may or may not extend as far as the Gladstone area.

                           ESI faces intense competition in marketing gas to end
user customers and local distributors in both its domestic and Canadian markets. Its competitors include the major integrated oil and gas companies, other marketing companies affiliated with interstate pipelines and regional gas gatherers, and brokers and marketers of varying sizes, financial resources, and experience.

                         This intense competition has placed downward pressure
on the gross margins for gas sales. As gross margins have decreased, the market share necessary to compete effectively in the industry has grown. During 1996, ESI responded to this pressure by increasing its sales volumes.

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

                         In addition to mainline expansions and extensions off
of its mainline system, PGT is considering opportunities to expand its core pipeline business through its midstream gas growth strategy. This strategy focuses on investing in pipelines, storage, gathering and processing, and marketing/trading capabilities in targeted geographic markets both within and outside the United States.

                         The  recent  acquisition  of  the  Australian  pipeline
facilities is consistent with this strategy. The Company also established PGT Australia in 1996 to pursue new business development opportunities in connection with its strategy to expand its core pipeline business.

                         PGT Australia and the PGTQ Pipeline are pursuing new
business development opportunities in Australia including an extension of the current mainline pipeline as well as the construction of new pipelines.

                         In addition, effective November 30, 1996, PGT acquired
Edisto Resources Corporation's gas marketing operations in the United States and Canada, known jointly as "Energy Source, Inc."

  ACCOUNTING FOR THE EFFECTS OF REGULATION
  ----------------------------------------

                         PGT currently accounts for the economic effects of
regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, PGT has accumulated approximately $62.5 million of regulatory assets as of December 31, 1996. Management recorded a reserve of $8.4 million ($5.2 million after tax) in 1996 against deferred relocation costs associated with the transfer of PGT's headquarters from San Francisco to Portland, Oregon in 1995. Management expects to seek recovery of these relocation costs.

  FISCAL YEARS 1996, 1995 AND 1994
  --------------------------------

  RESULTS OF OPERATIONS
  ---------------------

              Selected operating results and other data are as follows:

                                              1996      1995     1994
                                             ------   -----    -----
                                                   (In Millions)
     Operating revenues (a)                  $546.8   $269.2    $251.1
     Operating expenses (a)                   424.2    147.3     136.7
                                              -----    -----     -----
     Operating income (loss)                  122.6    121.9     114.4
     Other income and (income deductions)      (4.9)     7.3       8.9
     Net interest expense                      45.7     46.3      45.6
                                              -----    ------    -----
     Income before income tax expense          72.0     82.9      77.7
     Income tax expense                        28.9     31.3      30.0
                                              -----    -----     -----
     Net income                              $ 43.1   $ 51.6    $ 47.7
                                              =====    =====     =====

     Ratio of earnings to fixed charges (b)    2.6      2.7        2.6
                                              =====    =====     ======

  ----------
  (a) 1996 results reflect: (i) ESI's operations since December 1, 1996, including $281.3 million in operating revenues and $281.6 million in operating expenses; and (ii) the results of the PGTQ Pipeline since July 1, 1996, including $5.7 million in operating revenues and $3.7 million in operating expenses.

  (b) For purposes of computing the ratio of earnings to fixed charges, earnings are computed by adding to income from continuing operations, the provision (benefit) for income taxes and fixed charges. Fixed charges consist of interest, the amortization of debt issuance costs and a portion of rents deemed to be representative of interest.
       Fixed charges are not reduced by the allowance for borrowed funds used during construction but such allowance is included in the determination of earnings.


                           NET INCOME -  Net income was $43.1 million in 1996,
compared with $51.6 million in 1995 and $47.7 million in 1994. Despite higher transportation revenues and lower interest on long term debt in 1996 compared with 1995, net income declined $8.5 million, or 16 percent. This primarily resulted from the combination of three non-recurring adjustments. First, during 1996, a reserve of $8.4 million ($5.2 million after tax) was recorded against deferred relocation costs associated with the transfer of PGT's headquarters from San Francisco to Portland, Oregon. Second, and partially offsetting the relocation cost reserve, was the reversal of a $4.2 million reserve ($2.6 million after tax) for use tax on compressor fuel and related interest. Third, the results for 1995 included the benefit of reversing a $7.6 million ($4.7 million after tax) reserve for gas supply restructuring ("GSR") costs. The
$3.9 million increase in 1995 compared with 1994 was primarily the result of the benefit of the GSR reversal and higher transportation revenues offset, in part, by higher operations expenses, lower interest income and higher interest expense.

                       OPERATING REVENUES - The components of total operating revenues are as follows:

                                                1996    1995    1994
                                                ----    ----    ----
                                                   (In Millions)
  Gas marketing sales                          $281.3  $  -    $  -
  Gas transportation                            232.6   216.3   212.4
  Gas supply restructuring (GSR) cost recovery   32.1    51.9    38.1
  Other                                           0.8     1.0     0.6
                                                -----   -----   -----
       Total operating revenues                $546.8  $269.2  $251.1
                                                =====   =====   =====

                           The $281.3 million in gas marketing sales in 1996
represents one month's activity for ESI, a natural gas marketing company which PGT acquired effective November 30, 1996. ESI had a related cost of sales of $280.5 million, resulting in a gross margin of $0.8 million.

                         Gas transportation revenues increased by $16.3 million,
or eight percent, in 1996 compared with 1995 as a result of increased firm and interruptible volumes on PGT's system. In addition, the increase reflects a full year of revenue from the Oregon Extensions and six months of revenues from the PGTQ Pipeline.

      The increase in natural gas transportation revenues of $3.9 million, or two percent, from 1994 to 1995 was primarily due to higher transport rates which were effective September 1, 1994, subject to refund, pursuant to the 1994 rate case. In addition, 1995 revenues increased due to revenues from the Oregon Extensions which were placed in service November 1, 1995. The impact of these factors was partially offset by recognition in 1994 of additional revenues related to the favorable settlement of PGT's 1990 rate case.

                          GSR cost recovery revenues reflect the collection from
customers through volumetric surcharges and direct bills of deferred GSR costs effective November 15, 1993, over a three year period, as permitted by the TCRM approved by the FERC. The FERC approved a total of $168.5 million of GSR costs plus interest for recovery through the TCRM. Through December 31, 1995, $138.0 million, excluding interest, was collected from customers and during 1996, PGT completed the collection of the remaining balance of $30.5 million. These revenues have no effect on income as they are fully offset by the amortization of like amounts of deferred GSR costs.

                        OPERATING EXPENSES - The components of total operating expenses are as follows:

                                      1996   1995    1994
                                      -----  -----   -----
                                         (In Millions)
  Cost of sales                      $280.5  $ -    $  0.3
  Gas supply restructuring (GSR)
    costs                              32.1   43.5    32.4
  Operations and maintenance           63.6   58.3    53.0
  Depreciation and amortization        39.1   33.1    38.9
  Property and other taxes              8.9   12.4    12.1
                                      -----  -----    -----
       Total operating expenses      $424.2  $147.3 $136.7
                                      =====  =====   =====

                         The $280.5 million in cost of sales for 1996 represents
one month's activity for ESI. As discussed above in "Customers and Services - FERC Order 636" under Item 1, Business, PGT's gas sales service was eliminated effective November 1, 1993 with the implementation of Order 636. PGT's expense for 1994 relates to the sale of line pack gas.

                          The 1996 GSR costs include the amortization of the
December 31, 1995, uncollected balance of $30.5 million and related interest collected through revenue. The 1995 GSR costs include the amortization of $55.1 million of deferred costs which were billed to customers in 1995, less an adjustment for $11.6 million primarily to adjust previously estimated non-recoverable GSR costs to actual. The 1994 GSR costs include the amortization of $38.1 million of deferred costs which were billed to customers in 1994, less a $5.7 million adjustment recorded as actual GSR costs were less than the estimates previously recorded.

                         Operations and maintenance expenses increased by $5.3
million from 1995 to 1996 primarily as a result of the recognition of an $8.4 million reserve for the cost to relocate PGT's headquarters, offset, in part, by reduced pension, legal, and rent expenses. In connection with its relocation to Portland, Oregon, PGT entered into a capital lease on its new office building which resulted in a decline in rent expense which was offset by the combination of additional depreciation expense and interest expense associated with the lease. Operations and maintenance expenses increased by $5.3 million from 1994 to 1995. The increase in 1995 was primarily due to additional expenses related to the legal support for the 1994 rate case and relocation of the corporate headquarters to Portland, Oregon.

                         The increase in depreciation and amortization from 1995
to 1996 resulted from increased plant in service and an adjustment recorded in 1995 to adjust depreciation expense from September through December 1994 to reflect the lower rates contained in the settlement of PGT's 1994 rate case.
The decrease in depreciation and amortization from 1994 to 1995 was due to applying the lower depreciation rates retroactive to September 1, 1994, pursuant to the settlement of PGT's 1994 rate case.

                         The decrease in other taxes in 1996 compared to both
1995 and 1994 primarily resulted from a $2.9 million reversal of a reserve for use tax on compressor fuel for prior years.

                         OTHER INCOME AND (INCOME DEDUCTIONS) - Other income
decreased $12.2 million from 1995 to 1996 principally due to: increased investment development expenses of $5.4 million in support of the Company's midstream gas growth strategy; reduced interest income of $4.1 million as a result of the combination of lower invested cash balances and reduced unrecovered GSR balances, which earn interest; and decreased equity allowance for funds used during construction ("AFUDC") reflecting the completion of extensions in Oregon on November 1, 1995. Other income decreased $1.6 million from 1994 to 1995, due to a number of mainly offsetting items.

                         INTEREST EXPENSE - The Company's interest expense,
excluding AFUDC, decreased $1.6 million from 1995 to 1996, primarily due to the combination of a reduction in average debt from $582 million in 1995 to $550 million in 1996 and a decline in the average interest rate from 7.7 percent in
1995 to 7.4 percent in 1996.   In addition, 1996 reflects the reversal of
interest accrued on a use tax liability. These factors were offset, in part, by an increase in interest associated with the capital lease of PGT's corporate office, which was effective July 1995, and interest expense related to the PGTQ Pipeline's operations of $3.4 million. The average effective interest rate for the PGTQ Pipeline since July 1, 1996, the date of acquisition, was 7.5 percent, based upon an average long-term debt balance of $91.7 million.

                         PGT's interest expense excluding the interest portion
of AFUDC increased $1.0 million from 1994 to 1995, primarily due to interest associated with prior year tax issues. Interest on long-term debt increased only slightly from 1994 to 1995 because the increase in the average interest rate from 6.7 percent to 7.7 percent in 1995 was mitigated by a reduction in the average debt outstanding from $669 million to $582 million in 1995.

                         AFUDC decreased $0.9 million in 1996 from 1995 because
of higher capital expenditures qualifying for AFUDC during 1995 for the Oregon Extensions, which were placed in service on November 1, 1995. AFUDC increased $0.3 million in 1995 from 1994 because of higher average construction work in progress balances during 1995 than during 1994.

  LIQUIDITY AND CAPITAL RESOURCES
  -------------------------------

                         During 1996, the balance of cash and cash equivalents
increased $27.3 million compared with 1995. The increase includes $25.2 million in cash balances to support ESI's marketing operations. A detailed discussion of the Company's operating, investing and financing activities follows below.

                         SOURCES OF CAPITAL - The Company's capital requirements
are funded from cash provided by operations and, to the extent necessary, external financing and capital contributions from its parent company. PGT pays dividends in return as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures and maintaining appropriate cash balances. In connection with the acquisitions of State Gas Pipeline and ESI during 1996, PG&E made capital contributions of $10.0 million and $50.0 million, respectively.

                         CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES - For
the year ended December 31, 1996, net cash provided by operating activities was $96.3 million, as compared with net cash provided by operating activities of
$137.5 million in 1995.   The $41.2 million decrease was due primarily to PGT's
refund of $31.4 million to customers in 1996 as a result of settlement of its 1994 rate case.

                         For the year ended December 31, 1995, net cash provided
by operating activities decreased $27.3 million as compared with net cash provided by operating activities of $164.8 million during 1994.  During 1995,
PGT recovered from customers approximately $50.5 million in GSR costs, excluding carrying charges, which was $18.0 million more than in 1994.  The increase in collection of GSR costs in 1995 primarily resulted from the recovery approved by the FERC of certain costs incurred to terminate PGT's gas sales agreement with
A&S, a wholly owned Canadian gas purchasing subsidiary of PG&E.  During 1994,
PGT refunded $30.3 million to customers as a result of settlement of its 1990
rate case and paid $17.1 million to A&S relating to the termination of PGT's gas sales agreement.  Offsetting these charges was $62.5 million which PGT received from PG&E in 1994, primarily for the tax effects of the $210.1 million in GSR costs which PGT paid in 1993, and a $29.7 million decrease in the provision for deferred income taxes.

                       CASH USED IN INVESTING ACTIVITIES - The Company's expenditures for new acquisitions, property, plant and equipment (including AFUDC debt ) amounted to $194.5 million, $77.3 million, and $52.4 million for 1996, 1995 and 1994, respectively. The $117.2 million increase in 1996 compared to 1995 was primarily the result of expending $136.3 million for the acquisition of the State Gas Pipeline and $23.2 million for the acquisition of ESI, offset by $41.9 million in lower construction expenditures during 1996.

                         The increase in expenditures from 1994 to 1995 related
primarily to construction of the Oregon Extensions.

                         CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES - For
the year ended December 31, 1996, cash provided by financing activities amounted to $125.5 million, which primarily consisted of financing related to the acquisitions of the State Gas Pipeline and ESI. The Company borrowed $91.7 million in long-term debt for the acquisition of the State Gas Pipeline and $10.0 million for the acquisition of ESI. In addition, PG&E contributed $60.0 million in equity to PGT during 1996.

                         For the year ended December 31, 1995, cash used in
financing activities amounted to $125.1 million and included a net $75.9 million reduction in long-term debt and construction financing, and a $40.0 million dividend paid to PG&E. For the year ended December 31, 1994, cash used in financing activities amounted to $48.5 million and included a net $26.3 million reduction in long-term debt and construction financing, and a $22.0 million dividend paid to PG&E. For both years, the cash used in financing activities was provided by cash from operating activities.

  CAPITAL REQUIREMENTS
  --------------------

                         The Company's estimated capital requirements for each
of the next five years are as follows:


                                           1997  1998  1999  2000   2001
                                           ----- ----- ----- -----  -----
                                                   (In Millions)
  Capital requirements, including AFUDC   $91.5  $59.8 $60.1 $57.5  $52.0
                                          ====== ===== ===== ====== ======

                         The above amounts are forward looking and involve a
number of assumptions and uncertainties. These estimates are subject to revision and actual amounts may vary based upon changes in assumptions as to pipeline capacity growth, rates of inflation, receipt of adequate and timely rate relief, availability and timing of regulatory approvals, total cost of major projects, availability and cost of suitable non-regulated investments, and availability and cost of external sources of capital, as well as the outcome of the ongoing restructuring in the gas industry.

                         Most of PGT's capital expenditures are associated with
projects aimed at the replacement and enhancement of existing transmission facilities to enhance their efficiency and reliability and to comply with environmental laws and regulations. The 1997 projected capital expenditures include $30.0 million for pipeline projects in Australia.

                         The PGTQ Pipeline's capital expenditures are targeted
towards growth in new markets, which is consistent with the Company's midstream gas growth strategy. These estimated capital requirements do not include costs to construct proposed new pipelines in Australia.

                         In addition to these capital requirements, the Company
has other commitments as discussed in Note 9, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below.

  RISK MANAGEMENT
  ---------------

                         Due to the changing business environment, the Company's
exposure to risks associated with natural gas commodity prices, interest rates, and foreign currencies is increasing. To manage these risks, PG&E Corporation has adopted a price risk management policy which is also applicable to PGT and its subsidiaries and established an officer-level price risk management
committee.    PG&E  Corporation's  price  risk  management  committee  oversees implementation of the policy, approves each price risk management program, and monitors compliance with the policy.

                         PG&E Corporation's price risk management policy and
procedures adopted by the committee establish guidelines for implementation of price risk management programs. Such programs may include the use of natural gas and financial derivatives. (A derivative is a contract whose value is dependent on or derived from the value of some underlying asset.) Additionally, this policy allows derivatives to be used for hedging and non-hedging purposes. (Hedging is the process of protecting one transaction by means of another to reduce price risk.) Both hedging and non-hedging activities are limited to those specifically approved by the committee only after appropriate controls and procedures are put in place to measure, monitor, and control the risk of such activities.

                           In 1996, PG&E Corporation approved and implemented
interest rate and foreign exchange risk management programs. In addition, PGT acquired ESI which has natural gas marketing operations and engages in hedging transactions. Gains and losses associated with price risk management activities during 1996 were immaterial.

                          The  Company  also  uses  a  number  of  techniques to
mitigate its financial risk, including the purchase of commercial insurance and the maintenance of systems of internal control. The extent to which these techniques are used depends on the risk of loss and the cost to employ such techniques. These techniques do not eliminate financial risk to the Company.

                           During 1996, PGT Australia entered into derivative
contracts to manage its interest rate risk. (See Note 5, "Long-term Debt" and Note 6, "Financial Instruments," in the Notes to Consolidated Financial Statement in Item 8, Financial Statements and Supplementary Data, below.)

  ENVIRONMENTAL MATTERS
  ---------------------

                         The  following  discussion  includes  certain  forward
looking information relating to the possible future impact of environmental compliance. It is subject to a number of uncertainties, including regulations and the selection of compliance alternatives.

                         PGT is subject to regulation by the FERC in accordance
with the National Environmental Policy Act and other federal and state laws and regulations governing environmental quality and pollution control. These laws and regulations require PGT to take measures to mitigate the effect of its operations on the environment.

                         The Company's expenditures for environmental protection
are subject to periodic review and revision to reflect changing technology and
evolving  regulatory  requirements.    For  1997,  capital  requirements  for
environmental protection and safety compliance are estimated to be approximately $1.4 million. For 1998 and 1999, such capital requirements are estimated to be approximately $1 million per year. These amounts are included above in "Capital Requirements."

                         On an ongoing basis, the Company assesses measures that
may need to be taken to comply with environmental laws and regulations related to its operations. Management believes that it is in substantial compliance with applicable existing environmental requirements and that the ultimate amount of costs that will be incurred by the Company in connection with its compliance and remediation activities will not be material to its financial position, liquidity or results of operations. (See "Environmental Matters" in Item 1, Business, above.)

  LEGAL MATTERS AND CONTINGENCIES
  -------------------------------

                         In the normal course of business, the Company is named
as a party in a number of claims and lawsuits. In the past, substantially all of these have been litigated or settled with no significant impact on either the Company's results of operations or financial position.

                         See Note 9, "Commitments and Contingencies," in the
Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below, for a discussion of a lawsuit against the Company involving antitrust and state law contract claims related to a 30-year contract with a transportation customer of the Company.

  NEW ACCOUNTING STANDARD
  -----------------------

                         Effective January 1, 1996, the Company adopted SFAS No.
121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 prescribes general standards for the recognition and measurement of impairment losses. In addition, it requires that regulatory assets continue to be probable of recovery in rates, rather than only at the time the regulatory asset is recorded. Regulatory assets currently recorded would be written off if recovery is no longer probable. During 1996, in compliance with the adoption of this standard, PGT recorded a reserve
(net of income tax) of $5.2 million against deferred relocation costs associated with the transfer of its corporate headquarters from San Francisco to Portland, Oregon.

                         Effective January 1, 1997, the Company will adopt the
provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." This SOP provides authoritative guidance for recognition, measurement, display, and disclosure of environmental remediation liabilities in financial statements. The adoption of SOP 96-1 is not expected to have a material adverse impact on the Company's financial position, liquidity, or results of operations.

  EFFECT OF INFLATION
  -------------------

                         The Company generally has experienced increased costs
due to the effect of inflation on the cost of labor, material and supplies, and plant and equipment. A portion of the increased labor and material and supply costs can directly affect income through increased operations and maintenance expenses. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of PGT's plant and equipment. However, PGT's utility plant is subject to ratemaking treatment, and the increased cost of replacement plant is generally recoverable through rates.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

       Financial statements of Pacific Gas Transmission Company and its subsidiaries:

       Report of Independent Public Accountants
       Statements of Consolidated Income - for each of the three years ended
          December 31, 1996, 1995, and 1994
       Consolidated Balance Sheets - as of December 31, 1996 and 1995 Statements of Consolidated Common Stock Equity - for each of the three years ended December 31, 1996, 1995, and 1994
       Statements of Consolidated Cash Flows - for each of the three years ended December 31, 1996, 1995, and 1994

Report of Independent Public Accountants
To the Shareholder and the Board of Directors of Pacific Gas Transmission Company:

                           We have audited the accompanying Consolidated Balance
Sheets of Pacific Gas Transmission Company (a California corporation) and subsidiaries as of December 31, 1996 and 1995, and the related Statements of Consolidated Income, Common Stock Equity and Cash Flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                         We conducted our audits in accordance with generally
accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                         In our opinion, the financial statements referred to
above present fairly, in all material respects, the financial position of Pacific Gas Transmission Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                         ARTHUR ANDERSEN LLP



  Portland, Oregon
  February 10, 1997

                          Statements of Consolidated Income
  --------------------------------------------------------------------

                                             In Thousands
  -----------------------------------------------------------------------------
  Years Ended December 31,                1996       1995      1994
  -----------------------------------------------------------------------------
  OPERATING REVENUES:
  Gas marketing                        $281,292   $     -   $     -
  Gas transportation                    194,881    174,879   165,831
  Gas transportation for PG&E            37,726     41,456    46,557
  Gas supply restructuring cost
    recovery from PG&E                   17,847     33,942    27,445
  Gas supply restructuring cost recovery 14,273     17,962    10,649
  Other                                     766        979       616
  ------------------------------------------------------------------------------
       Total operating revenues         546,785    269,218   251,098
  ------------------------------------------------------------------------------
  OPERATING EXPENSES:
  Gas marketing cost of sales           280,483         -         -
  Gas supply restructuring costs         32,120     43,553    32,414
  Natural gas purchased                      -          -        311
  Operations                             59,593     53,263    47,438
  Maintenance                             4,095      5,019     5,474
  Depreciation and amortization          39,077     33,046    38,916
  Property and other taxes                8,867     12,374    12,130
  ----------------------------------------------------------------------------
       Total operating expenses         424,235    147,255   136,683
  ----------------------------------------------------------------------------
  OPERATING INCOME                      122,550    121,963   114,415
  ----------------------------------------------------------------------------
  OTHER INCOME AND (INCOME DEDUCTIONS):
  Allowance for equity funds used during
    construction                            241      1,399     1,016
  Interest income                         2,272      6,328     8,763
  Other - net                            (7,367)      (404)     (840)
  -----------------------------------------------------------------------------
       Total other income and
         (income deductions)             (4,854)     7,323     8,939
  ------------------------------------------------------------------------------
  INTEREST EXPENSE:
  Interest on long-term debt             44,072     44,777    44,360
  Allowance for borrowed funds used during
    construction                           (256)    (1,167)     (878)
  Other interest charges                  1,846      2,731     2,148
  ------------------------------------------------------------------------------
       Net interest expense              45,662     46,341    45,630
  ------------------------------------------------------------------------------
  INCOME BEFORE INCOME TAX EXPENSE       72,034     82,945    77,724
  INCOME TAX EXPENSE                     28,889     31,338    29,982
  ------------------------------------------------------------------------------
  NET INCOME                           $ 43,145   $ 51,607  $ 47,742
  ------------------------------------------------------------------------------



  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                             Consolidated Balance Sheets
  --------------------------------------------------------------------------

                                  ASSETS
                                               In Thousands
  --------------------------------------------------------------------------
  December 31,                           1996             1995
  ---------------------------------------------------------------------------

  PROPERTY, PLANT & EQUIPMENT:
  Property, plant and equipment
    in service                        $1,589,940      $1,418,044
  Accumulated depreciation              (418,296)       (380,585)
  ---------------------------------------------------------------------------
  Net plant in service                 1,171,644       1,037,459
  Construction work in progress           17,529          14,515
  ---------------------------------------------------------------------------
       Total property, plant &
             equipment - net           1,189,173       1,051,974
  ---------------------------------------------------------------------------

  CURRENT ASSETS:
  Cash and cash equivalents               37,124           9,839
  Restricted cash                          5,800              -
  Assets from risk management activities  16,595              -
  Accounts receivable from gas marketing 388,737              -
  Accounts receivable from PG&E            5,859           7,021
  Accounts receivable - gas
    transportation                        22,241          27,697
  Allowance for uncollectible accounts    (1,836)             -
  Gas supply restructuring costs
    recoverable                               -           30,531
  Deferred income taxes                    2,478              -
  Inventories (at average cost)            8,968           7,687
  Prepayments and other current assets    12,842          10,216
  ---------------------------------------------------------------------------
        Total current assets             498,808          92,991
  ---------------------------------------------------------------------------

  DEFERRED CHARGES:
  Income tax related                      26,016          26,740
  Goodwill, net of amortization           23,366              -
  Deferred charge on reacquired debt      14,859          16,064
  Unamortized debt expense                 5,229           4,754
  Regulatory assets                       15,687          10,338
  Other                                    2,156           3,344
  ---------------------------------------------------------------------------
       Total deferred charges             87,313          61,240
  ---------------------------------------------------------------------------
  TOTAL ASSETS                        $1,775,294      $1,206,205
  ---------------------------------------------------------------------------

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       Consolidated Balance Sheets
  --------------------------------------------------------------------

                    CAPITALIZATION AND LIABILITIES
                                              In Thousands
  --------------------------------------------------------------------
  December 31,                                    1996        1995
  --------------------------------------------------------------------

  CAPITALIZATION:
  Common stock - no par value;
    1,000 shares authorized,
    issued and outstanding                  $   85,474   $   85,474
  Additional paid-in capital                   242,000      182,000
  Foreign currency translation adjustment         (183)          -
  Reinvested earnings                          183,211      150,066
  --------------------------------------------------------------------
       Total common stock equity               510,502      417,540
  Long-term debt                               683,049      592,471
  --------------------------------------------------------------------
       Total capitalization                  1,193,551    1,010,011
  --------------------------------------------------------------------

  CURRENT LIABILITIES:
  Long-term debt - current portion                 384          355
  Payable to PG&E                                9,483        8,003
  Accounts payable from gas marketing          386,552           -
  Accrued liabilities and other accounts
    payable                                     28,377       27,527
  Accrued taxes                                  2,646        8,646
  Deferred income taxes                             -         1,716
  Reserve for pending regulatory issues             -        23,201
  Deferred revenue                                 861           -
  --------------------------------------------------------------------
       Total current liabilities               428,303       69,448
  --------------------------------------------------------------------

  DEFERRED CREDITS:
  Deferred income taxes                        134,635      117,353
  Other                                         18,805        9,393
  Commitments and contingencies (Note 9)            -            -
  --------------------------------------------------------------------
       Total deferred credits                  153,440      126,746
  --------------------------------------------------------------------
  TOTAL CAPITALIZATION AND LIABILITIES      $1,775,294   $1,206,205
  --------------------------------------------------------------------

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               Statements of Consolidated Common Stock Equity

  ------------------------------------------------------------------------

                                          In Thousands
  ------------------------------------------------------------------------

                                                  Reinvested     Total
                                       Additional Earnings and   Common
                             Common    Paid-in    Foreign        Stock
                             Stock     Capital    Currency       Equity
                            --------  ---------  ------------   ----------
  Balance December 31, 1993 $ 85,474   $132,000   $112,717      $330,191

  Net income - 1994               -          -      47,742        47,742
  Capital contribution
     from PG&E                    -      50,000         -         50,000
  Dividend paid to PG&E           -          -     (22,000)      (22,000)
  -----------------------------------------------------------------------------
  Balance December 31, 1994   85,474    182,000    138,459       405,933

  Net income - 1995               -          -      51,607        51,607
  Dividend paid to PG&E           -          -     (40,000)      (40,000)
  ------------------------------------------------------------------------------

  Balance December 31, 1995   85,474    182,000    150,066       417,540

  Net income - 1996               -          -      43,145        43,145
  Capital contribution
    from PG&E                     -      60,000         -         60,000
  Dividend paid to PG&E           -          -     (10,000)      (10,000)
  Foreign Currency Translation    -          -        (183)         (183)
  ------------------------------------------------------------------------------

  Balance December 31, 1996 $ 85,474   $242,000   $183,028      $510,502
  ------------------------------------------------------------------------------

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  Statements of Consolidated Cash Flows
  ------------------------------------------------------------------------
                                                  In Thousands
  ------------------------------------------------------------------------

  Years Ended December 31,                 1996       1995        1994
  ------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $  43,145   $  51,607    $  47,742
  Adjustments to reconcile net income
   to net cash provided by operations:
    Depreciation and amortization         42,602      35,058       40,606
    Deferred income taxes                 13,812       9,127       38,816
    Gas supply restructuring costs        30,531      39,580       30,770
    Allowance for equity funds used
     during construction                    (241)     (1,399)      (1,016)
    Changes in operating assets and
     liabilities (net of assets and
     liabilities acquired):
      Accounts receivable               (144,379)     (1,206)      (4,824)
      Accounts payable and accrued
       liabilities                       138,292      (2,021)     (18,889)
      Income tax receivable from PG&E         -           -        62,537
      Payable to PG&E                      1,740      (7,487)       6,630
      Accrued taxes                       (6,164)      1,269          413
      Regulatory accruals                (23,201)     20,109      (36,137)
      Other working capital               (1,382)     (1,917)      (1,802)
    Other - net                            1,546      (5,177)         (40)
  --------------------------------------------------------------------------
  Net cash provided by operating
      activities                          96,301     137,543      164,806
  --------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of State Gas Pipeline     (136,227)         -            -
  Acquisition of Energy Source, Inc.     (23,151)         -            -
  Construction expenditures              (34,204)    (76,143)     (51,556)
  Purchase of risk management assets        (646)         -            -
  Allowance for borrowed funds used
   during construction                      (256)     (1,167)        (878)
  --------------------------------------------------------------------------
  Net cash used in investment activities(194,484)    (77,310)     (52,434)
  --------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of PG&E notes, net                -           -       (47,000)
  Repayment of long-term debt            (65,555)   (801,611)     (11,219)
  Long-term debt issued                  141,850     715,662       25,000
  Long-term debt issuance costs             (827)     (5,241)        (281)
  Construction financing                      -       10,030        6,964
  Payments for swap termination               -       (3,898)          -
  Equity contribution from PG&E           60,000          -            -
  Dividend paid to PG&E                  (10,000)    (40,000)     (22,000)
  -------------------------------------------------------------------------

  Net cash provided by (used in)
   financing activities                  125,468   (125,058)      (48,536)

  ---------------------------------------------------------------------------
  NET CHANGE IN CASH AND CASH EQUIVALENTS 27,285    (64,825)       63,836
  CASH AND CASH EQUIVALENTS AT JANUARY 1   9,839     74,664        10,828
  ---------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS
  AT DECEMBER 31                        $ 37,124   $  9,839      $ 74,664
  ----------------------------------------------------------------------------

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
                                 1996, 1995 AND 1994

  Note 1:  Summary of Business and Significant Accounting Policies

                           Corporate Restructuring - Effective January 1, 1997,
Pacific Gas Transmission Company ("PGT") became an indirect wholly owned subsidiary of PG&E Corporation. PG&E Corporation, incorporated in California in 1995, became the holding company for PGT's former parent company, Pacific Gas & Electric Company ("PG&E"). PG&E's ownership interest in PGT and PG&E Enterprises has been transferred to PG&E Corporation. PGT's debt securities were unaffected and remain securities of PGT.

        Basis of Presentation - The Consolidated Financial Statements include:

          Pacific Gas Transmission Company
          Pacific Gas Transmission Company's wholly owned businesses:
                                PGT Australia Pty Limited
                                Pacific Gas Transmission International, Inc.
                                PGT Queensland Pty Limited
                                Energy Source, Inc.

                           Pacific Gas Transmission Company and its subsidiaries
are referred to herein as the "Company."

                        The consolidated financial statements include the accounts of PGT and its wholly owned and controlled subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 1996 presentation.

                         The preparation of financial statements in conformity
with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from these estimates.

                         Business - The Company and its subsidiaries provide
natural gas transmission and marketing services.

                         Pacific  Gas  Transmission  Company  is  an  interstate
natural gas pipeline company which constructed, owns and operates an interstate pipeline system which extends from the British Columbia - Idaho border to the Oregon - California border, traversing Idaho, Washington and Oregon.

                        PGT's principal business is the transportation of natural gas, primarily from supplies in Canada for customers located in the Pacific Northwest, Nevada and California. PGT's customers are principally local retail gas distribution utilities, electric utilities that utilize natural gas to generate electricity, natural gas marketing companies that purchase and resell natural gas to end-use customers and utilities, natural gas producers, and industrial companies. PGT's customers are responsible for securing their own gas supplies which are delivered to PGT's system. PGT transports such supplies either to downstream pipelines, which then transport such supplies to the customers, or directly to the customers themselves.

                       In addition, during 1996 PGT expanded its core pipeline business by purchasing a 389-mile pipeline in Australia (referred to as the PGT Queensland Gas Pipeline or the "PGTQ Pipeline") and Energy Source, Inc. ("ESI"), a natural gas marketing company headquartered in Houston, Texas with offices in the United States and Canada. (See Note 2, "Acquisitions," below, for further information.)

                         Risk  Management  -  Due  to  the  changing  business
environment, the Company's exposure to risks associated with changes in natural gas commodity prices, interest rates, and foreign currencies is increasing. To manage these risks, PG&E Corporation has adopted a price risk management policy which is also applicable to PGT and its subsidiaries and established an officer-level price risk management committee. PG&E Corporation's price risk management committee oversees implementation of the policy, approves each price risk management program, and monitors compliance with the policy.

                         These price risk management activities include the use
of derivatives. Gains and losses on derivatives used for hedging purposes are intended to offset losses and gains on the underlying hedged item. Under hedge accounting, changes in the market value of these transactions are deferred and recognized as an addition to the income or expense of the underlying instrument upon completion of the underlying transaction. All 1996 transactions were accounted for using hedge accounting. (See Note 6, "Financial Instruments," below, for further information.)

                         Assets from risk management activities are primarily
cash on deposit with established brokerage firms and counterparties. The Company had $16.6 million in assets from risk management at December 31, 1996.

                         The majority of the Company's financing is done on a
fixed-rate basis, thereby substantially reducing the financial risk associated with variable interest rate borrowings. The Company has used financial instruments to minimize the effects of fluctuations in interest rates on certain of its debt. (See Note 5, "Long-term Debt" and Note 6, "Financial Instruments," below.)

                         The Company also uses a number of other techniques to
mitigate its financial risk, including the purchase of commercial insurance, and the maintenance of systems of internal control. The extent to which these techniques are used depends on the risk of loss and the cost to employ such techniques. These techniques do not eliminate financial risk to the Company.

                         Regulation - PGT's rates and charges for its natural
gas transportation business are regulated by the Federal Energy Regulatory Commission ("FERC" or "Commission"). PGT's consolidated financial statements reflect the ratemaking policies of the Commission in conformity with generally accepted accounting principles for rate-regulated enterprises in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for
the Effects of Certain Types of Regulation." This statement allows PGT to record certain regulatory assets and liabilities which would be included in future rates and would not be recorded under generally accepted accounting
principles for nonregulated entities.     Regulatory  assets  and  liabilities
represent future probable increases or decreases, respectively, in revenues to be recorded by PGT associated with certain costs to be collected from customers or amounts to be refunded to customers, respectively, as a result of the ratemaking process.

                         Effective January 1, 1996, the Company adopted SFAS No.
121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 prescribes general standards for the recognition and measurement of impairment losses. In addition, it requires that regulatory assets continue to be probable of recovery in rates, rather than only at the time the regulatory asset is recorded. Regulatory assets currently recorded would be written off or reserved against if recovery is no longer probable. During 1996, in compliance with the adoption of this standard, PGT recorded a reserve of $8.4 million ($5.2 million net of tax) against deferred
relocation costs associated with the transfer of its corporate headquarters from San Francisco to Portland, Oregon. Management expects to pursue recovery of these costs in future rate proceedings.

                           The following regulatory assets and liabilities were
reflected in PGT's Consolidated Balance Sheets:


                                                    In Thousands
    ------------------------------------------------------------------
    December 31,                                   1996         1995
    ------------------------------------------------------------------
    Regulatory Assets:
    Gas supply restructuring costs recoverable  $   -        $30,531
      Deferred charge on reacquired debt         14,859       16,064
      Income taxes recoverable                   26,016       26,740
      Deferred corporate relocation costs         8,377        7,403
      Fuel tracker                                5,977        1,467
      Pension costs                               4,560           -
      Postretirement benefit costs                2,750        2,912
      Other                                         -             23
    ------------------------------------------------------------------
    Total                                       $62,539      $85,140
    ------------------------------------------------------------------
    Regulatory Liabilities:
    Revenues subject to refund                  $    -       $23,201
    Other                                         1,010          415
    ------------------------------------------------------------------
    Total                                       $ 1,010      $23,616
    ------------------------------------------------------------------

                           Excluding the deferred corporate relocation costs,
for which a reserve has been established, substantially all of PGT's net regulatory assets are included in rates charged to customers and are being amortized over future periods.

                           Cash Equivalents - Cash equivalents (stated at cost,
which approximates market) include working funds and short-term investments with original maturities of three months or less. At December 31, 1996, restricted cash of $5.8 million consisted of certificates of deposit held in escrow as collateral for ESI's outstanding letters of credit. Restricted cash is not included as a cash equivalent in the accompanying consolidated statements of cash flows.

                           Property, Plant and Equipment - The costs of utility
plant additions for PGT, including replacements of plant retired, are capitalized. Costs include labor, materials, construction overhead, and an allowance for funds used during construction ("AFUDC"). AFUDC is the estimated cost of debt and equity funds used to finance regulated plant additions. AFUDC rates, calculated in accordance with FERC authorizations, are based upon the last approved equity rate and an imbedded rate for borrowed funds. The equity component of AFUDC is included in other income and the borrowed funds component is recorded as a reduction of interest expense. Costs of repairing property and replacing minor items of property are charged to maintenance expense. The original cost of plant retired plus removal costs, less salvage, is charged to accumulated depreciation upon retirement of plant in service.

                           For financial reporting purposes, PGT's utility plant
in service is depreciated using a straight-line remaining-life method as approved by the FERC.

                         Upon acquisition, the assets of the PGTQ Pipeline were
recorded at their fair value. Subsequent asset additions are recorded at cost. For financial reporting purposes, these assets are depreciated over their estimated useful lives using a straight-line method.

                           Goodwill - Goodwill consists of the cost in excess of
net assets acquired for ESI which is being amortized on a straight-line basis over 15 years.

                         Unamortized  Debt  Expense  and  Gains  or  Losses  on
Reacquired Debt - PGT's debt issuance costs are amortized over the lives of the issues to which they pertain. Unamortized debt cost and gains or losses associated with refinanced debt are amortized over the life of the new debt consistent with PGT's ratemaking treatment.

                           Revenues - PGT's operating revenues are recorded as
services are provided based on rate schedules approved by the FERC (see Note 3, "Natural Gas Matters," and Note 9, "Commitments and Contingencies," below). Pursuant to FERC policy, PGT is allowed to place into effect rates related to rate proceedings, subject to refund. Management estimates amounts subject to refund to customers and defers these amounts in a Reserve for Pending Regulatory Issues on the Consolidated Balance Sheet.

                           Income  Taxes  -  The  Company  is  included  in  the
consolidated federal income tax return filed by PG&E. For financial reporting purposes, income taxes are allocated to PGT and its subsidiaries on a modified separate return basis, to the extent such taxes or tax benefits can be utilized by PG&E in the consolidated return.

                         Foreign Currency Translation - Financial statements for
foreign subsidiaries are translated into United States dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for revenues and expenses. Any resulting translation adjustment is recorded as a component of common stock equity.

                           Statements of Consolidated Cash Flows - Cash paid for
interest, net of amounts capitalized, totaled $40.9 million in 1996, $49.9 million in 1995, and $38.6 million in 1994. Payments to PG&E for income taxes totaled $25.6 and $29.8 million in 1996 and 1995, respectively. Cash received from PG&E for income taxes totaled $79.2 million in 1994.

                           In 1994, PG&E converted $50 million of its Gas Supply
Restructuring (GSR) Notes to additional paid-in capital of the Company. For purposes of the Statements of Consolidated Cash Flows, this has been treated as a noncash transaction.

Note 2:  Acquisitions

                           Building  upon  its  expertise  in  the  natural  gas
industry, PGT is expanding its core pipeline business by pursuing domestic and international business development opportunities which focus on the midstream segment of the natural gas industry. The midstream segment includes the gathering, processing, storing, transporting, and marketing of natural gas. It excludes exploration and production of natural gas and local distribution to customers.

                          Consistent with this strategy, during 1996, PGT
established the PGT Queensland Unit Trust ("PGT Trust"), created under the laws of Australia, to hold all of the assets comprising the Queensland State Gas Pipeline from the Government of the State of Queensland, Australia. The pipeline is referred to as the PGT Queensland Gas Pipeline ("PGTQ Pipeline"). The PGT Trust is owned by two wholly owned subsidiaries of PGT - Pacific
Gas Transmission International, Inc.("PGT International"), a California corporation, and PGT Queensland Pty Limited ("PGT Queensland"), an Australian corporation. PGT Queensland operates the pipeline. In addition, PGT also established another wholly owned subsidiary, PGT Australia Pty Limited
("PGT Australia"), an Australian corporation, to pursue new business development opportunities in Australia and to serve as trustee of the PGT Trust.

                           The pipeline, which began operations in 1990, extends
389-miles from Wallumbilla to Gladstone and Rockhampton in Queensland, Australia. The pipeline was operated by the Government of the State of Queensland to provide natural gas transportation service to customers in its vicinity. PGT Queensland intends to continue such operations.

                          The purchase price, including related stamp duty taxes
and acquisition costs, for the PGTQ Pipeline was approximately $136 million.

                           The acquisition of the PGTQ Pipeline by the PGT Trust
was financed through a combination of equity contributions from PGT and aggregate loan proceeds of $92 million drawn under recourse and non-recourse loan agreements (see Note 5, "Long-term Debt," and Note 6, "Financial Instruments," below).

                           The PGTQ Pipeline had assets of approximately $138
million at December 31, 1996 and revenues of approximately $6 million for the six months ended December 31, 1996.

                           During 1996, PGT also acquired ESI's gas marketing
operations in the United States and Canada. ESI has offices in Houston, Calgary, Tulsa, Pittsburgh and New York with a customer base in the Northeast and Midwest regions of the United States.

                         The purchase price, paid in cash, was approximately $23
million plus working capital. PGT plans on continuing the marketing operations of ESI. ESI had assets of approximately $463 million at December 31, 1996 and revenues of approximately $281 million for the one month ended December 31, 1996.

                           The acquisitions of the PGTQ Pipeline and ESI were
accounted for by the purchase method. The PGTQ Pipeline's results of operations have been included in the consolidated results of operations beginning July 1, 1996, and ESI's results have been included in the Company's results of operations beginning December 1, 1996. The following unaudited pro forma summary combines the consolidated results of operations of PGT with the PGTQ Pipeline and ESI as if their acquisitions had occurred at the beginning of 1995. This information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the beginning of 1995, nor are they necessarily indicative of future operating results.

  (Dollars in Millions)(unaudited)     1996         1995
  ---------------------------------   -------      ------
  Total operating revenues           $ 1,403       $ 449
  Operating income                   $   127       $ 130
  Net income                         $    46       $  51

                           The  significant  pro  forma  increase  in  operating
revenues reflects the impact of ESI's gas marketing activities; these activities were significantly higher in 1996 than in 1995 due to ESI's efforts to increase sales volumes.


Note 3:  Natural Gas Matters

                           Until November 1993, when Order 636 was implemented,
PGT purchased all of its Canadian natural gas supply for resale to PG&E from A&S, pursuant to a gas sales agreement between A&S and PGT and a sales service agreement between PGT and PG&E, both of which extended through the year 2005. A&S had commitments to purchase minimum quantities of natural gas from over 200 Canadian gas producers under various long-term contracts, most of which extended through 2005. As a result of the regulatory restructuring pursuant to Order 636, PGT, PG&E, A&S and various Canadian gas producers selling gas to A&S entered into agreements (collectively, the "Decontracting Plan") under which PGT terminated its gas sales agreement with A&S, its sales service agreement with PG&E, and A&S terminated its contracts with the gas producers.

       Under the Decontracting Plan, in return for settlement payments of $210.1 million, the producers released A&S, PGT, and PG&E from any claims they may have had that resulted from the termination of the former arrangements, as well as any claims for losses arising from alleged historical shortfalls in gas taken by A&S. In addition to the producers' settlement payments, PGT paid A&S $29.6 million for costs incurred by A&S related to both the termination of the sales agreement between A&S and PGT, and the implementation of the Decontracting Plan.

                         The FERC approved the recovery of $168.5 million of the
total $239.7 million of gas supply restructuring costs ("GSR") incurred by PGT through a transition cost recovery mechanism ("TCRM"). The difference of $71.2 million was reflected as a net charge to expense from 1992 through 1995. Recovery of approved GSR costs began in 1993, with PGT completing recovery of such costs in 1996 with the collection of the remaining $30.5 million.

                           Also, in 1996, the CPUC sought judicial review of the
FERC's orders in Public Utilities Commission of the State of California v. FERC, D.C. Circuit Case No. 96-1022. However, in the settlement of the 1994 rate case, discussed in Note 9, "Commitments and Contingencies," below, the CPUC agreed to withdraw its petition for judicial review in consideration for PGT's agreement to reduce PG&E's direct bill by $3.18 million and refund this amount to PG&E. The CPUC moved to withdraw its petition and, on October 28, 1996, the Court granted the withdrawal. On November 7, 1996, PGT refunded the $3.18 million to PG&E. This aspect of the settlement is the subject of one of the pending rehearing applications discussed above. PGT does not expect the FERC to modify its settlement as a result of this issue.


Note 4:  Related Party Transactions

                           The Company invests its available cash balances with,
or borrows from, PG&E on an interim basis pursuant to a pooled cash management arrangement. The principal amount of this investment is payable upon demand. The balance invested with PG&E at December 31, 1996 and 1995 was $9.2 million and $9.6 million, respectively (included in "Cash and Cash Equivalents" on the Consolidated Balance Sheets), at an interest rate of 5.4 percent and 5.8 percent, respectively. The interest rate on these cash investments or borrowings averaged 5.4 percent in 1996, 6.6 percent in 1995, and 5.0 percent in 1994. The related interest income was $0.3 million in 1996, $0.9 million (net of $0.6 million interest expense) in 1995, and $3.1 million in 1994.

                           PG&E performs certain administrative services on
behalf of PGT for which it has charged PGT approximately $0.2 million in 1996, $0.3 million in 1995, and $0.5 million in 1994. Such amounts are included in PGT's operating expenses.


Note 5:  Long-term Debt

                                                        In Thousands
  ------------------------------------------------------------------------
  December 31,                                          1996     1995
  ------------------------------------------------------------------------
  PGT 1995 Refinancing
       Senior Unsecured Notes, due 2005                $249,792  $249,767
       Senior Unsecured Debentures, due 2025            147,545   147,458
       Medium Term Notes, due 2000 to 2003               70,000    70,000
       Commercial Paper                                 108,087   108,607
  ------------------------------------------------------------------------
           Subtotal                                     575,424   575,832
  PGT Australia, due 2001                                90,850        -
  PGT Capital Lease Obligation                           17,159    16,994
  Current Portion of PGT Capital Lease Obligation          (384)     (355)
  ------------------------------------------------------------------------
  Long-term debt included in capitalization            $683,049  $592,471
  ------------------------------------------------------------------------

                         The following summarizes the annual maturities of long-
term debt for the next five years:


                  Year ending December 31, In Thousands
                  ----------------------------------------
                  1997                    $       384
                  1998                    $       419
                  1999                    $       457
                  2000                    $   139,893
                  2001                    $    91,393


                         1995 Refinancing -  On May 31, 1995, PGT completed the
sale of $400 million of debt securities through a $700 million shelf registration under the Securities Act of 1933. PGT issued $250 million of 7.10 percent 10-year senior unsecured notes due June 1, 2005, and $150 million of
7.80 percent 30-year senior unsecured debentures due June 1, 2025. The 10-year notes were issued at a discount to yield 7.11 percent and the 30-year debentures were issued at a discount to yield 7.95 percent. The 30-year debentures are callable after June 1, 2005, at the option of PGT.

                           On May 31, 1995, PGT also issued $200 million of
commercial paper, of which $108 million was outstanding as of December 31, 1996, at an average rate of 5.64 percent. The average balance during 1996 was $78.3 million at an average rate of 5.8 percent. The commercial paper is backed by a $200 million revolving bank credit agreement which expires May 30, 2000. This agreement was amended during 1996 to allow for a total of $70 million in letters of credit for PGT or its subsidiaries out of the $200 million. The annual fee for this facility is $200,000 plus a fee based on the amount of outstanding letters of credit. In accordance with the credit agreement, PGT must not permit the ratio of total debt to total capitalization to exceed 70 percent and must not permit its tangible net worth to be less than $325 million. There were no letters of credit outstanding under this agreement at December 31, 1996.

                           The commercial paper is classified as long-term debt
based upon the availability of committed credit facilities expiring in the year 2000 and management's intent to maintain such amounts in excess of one year. At December 31, 1996, PGT was in compliance with all terms and conditions of the credit agreement and the bond indentures.

                         Proceeds from the issuance of the notes, debentures and
commercial paper in May 1995, were used to retire $600 million of long-term debt which was then outstanding.

                         On July 5, 1995, PGT completed the sale of $70 million
of medium-term notes under the shelf registration. The notes were issued at an average maturity of 6.2 years at an average yield of 6.76 percent. Proceeds from the issuance of the notes were used to repay $70 million of outstanding commercial paper.

                         1993  Bank  Financing  -  PGT  secured  long-term  debt
financing from a consortium of banks pursuant to a loan agreement dated April 30, 1993. Under the loan agreement, PGT borrowed $673 million to finance the pipeline expansion and the existing system. The debt was guaranteed by PG&E. The weighted average rate of interest on this loan during 1995, 1994 and 1993 was 8 percent, 6.7 percent and 4.1 percent, respectively.

                        The interest rate on the debt (which ranged from 4 percent to 8.4 percent in 1994 and 1995) was at a floating rate subject to periodic determination in accordance with the terms of the loan agreement and varied depending on the nature and the length of the borrowings, but was generally tied to the bank's base rate, domestic certificate of deposit rates, or the applicable London Interbank Offered Rates (LIBOR) for maturities ranging from one to twelve months. From March through July 1994, PGT executed a series of interest rate swap transactions which effectively converted $639 million of the floating rate debt to a fixed rate. The remaining debt outstanding at December 31, 1994, which represented the principal payments due in 1995, was fixed by utilizing options available to PGT under the loan agreement.

                         The swap agreements were terminated in 1995, concurrent
with the refinancing of the bank debt described above. As a result of decreases in interest rates in 1995, PGT incurred a $3.9 million net loss from the early termination of the swap agreements, which was deferred and is being amortized over the average life of the new debt.

                           Capital Lease Obligation - PGT leases its corporate
office building in Portland, Oregon under a 20-year lease terminating in the year 2015. Payments under the lease total $1.9 million per year and approximate the debt service payments on the debt issued to finance the $17 million cost of the building. In addition, PGT is obligated to pay operating costs, taxes and insurance for the building. PGT does not have the option to extend the lease beyond twenty years, but may at any time purchase the building for approximately the balance of the debt outstanding used to finance the building. PGT must purchase the building at the end of the lease term.

                           Based on the provisions of the lease agreement, PGT
accounts for the obligation as a capital lease. The total future commitments are $35.3 million with a principal portion of $17.2 million. The effective interest rate inherent in the lease is 8.8 percent.

                         PGT Australia - The non-recourse loan agreement between
PGT Australia, in its capacity as trustee of the PGT Trust, and a group of lenders, provided for loans denominated in both United States and Australian dollars totaling approximately $60 million. Repayment of amounts outstanding under the non-recourse agreement is secured by a first mortgage and first security interest in substantially all of the assets held by the PGT Trust (with certain limited exceptions), but is otherwise non-recourse to PGT Australia, PGT International, PGT Queensland, and PGT.

                           PGT Australia, in its trustee capacity, also entered
into a recourse loan agreement with a group of lenders providing for loans in U.S. dollars in the amount of $40 million. Repayments of amounts outstanding under the recourse agreement are not secured by mortgage or security interests in the assets of the PGT Trust.

                         In connection with this financing, PG&E, the parent of
PGT at that time, entered into a Capital Infusion Agreement with PGT under which PG&E has agreed to make additional capital contributions to PGT, under certain circumstances, in an aggregate amount not exceeding $40 million. PGT has assigned its rights under the Capital Infusion Agreement to the facility agent for the lenders under the Recourse Facility Agreement. Equity contributions made by PG&E during 1996 were made independent of the Capital Infusion Agreement.

                           In the event of a default by PGT Australia on its
obligations under the Recourse Facility Agreement, the facility agent may cause
PG&E to pay directly to the Facility Agent, as agent for and on behalf of the lenders under the Recourse Facility Agreement, all amounts due thereunder up to
PG&E's maximum obligation under the Capital Infusion Agreement.  In certain circumstances, an unconditional guaranty by PGT may be substituted for the
Capital Infusion Agreement as credit support for the PGT Trust's obligations under the recourse agreement.  In addition, PGT has issued a guarantee in favor of the Facility Agent with respect to all interest, fees, expenses, and other
obligations under the recourse agreement, other than principal, in an aggregate amount not to exceed $2 million.  PGT International has guaranteed the repayment in full by the PGT Trust of all amounts payable under the recourse agreement.

                           ESI - During 1996, ESI established a $35 million line
of credit which also supports its letters of credit with vendors. During 1996, there were no draws on this line of credit. At December 31, 1996, total outstanding letters of credit were $19.0 million with maturities ranging from one to four months. These letters of credit were issued under ESI's separate credit agreements which have been subsequently terminated. The Company has amended its bank credit agreement to allow for a total of $70 million in letters of credit to be issued for PGT or its subsidiaries.

                           Fair Value  - At December 31, 1996, the Company's
primarily fixed rate long-term debt had a carrying value of $683.4 million and had an estimated fair market value of $691.9 million. At December 31, 1995, the Company's primarily fixed rate long-term debt had a carrying value of $592.8 million and had an estimated fair market value of $630.2 million. The estimated fair value of long-term debt was based upon quoted market prices.

Note 6:  Financial Instruments

                         General - The Company uses certain financial derivative
instruments in its risk management activities. Derivative instruments used in hedging activities are matched to existing assets, liabilities, or transactions with the objective of mitigating financial exposure to changes in the price of
energy commodities and interest rates.   Gains and losses on derivative
instruments offset losses and gains on the hedged item.

                         Financial  derivatives  involve,  to  varying  degrees,
credit and market risk. With regard to credit risk, the Company may be exposed to loss in the event of non-performance by a counterparty. The credit risk of futures contracts, which are traded on the NYMEX, is limited due to the daily cash settlement of the net change in the value of open contracts and because of
NYMEX  procedures.    The  potential  credit  risk  for  swap  agreements  is
substantially higher, as it depends on the type of counterparties involved, since daily cash settlements are not required. The Company maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. These policies include a thorough review of the financial statements of counterparties on a regular basis and, when necessary, require that collateral such as letters of credit be maintained. In addition, the Company sets limits as to the level of exposure with each counterparty.

                         With regard to market risk, the possibility of a change
in commodity prices, interest rates, and foreign exchange rates will cause the value of a financial instrument to decrease or its obligations to become more costly to settle. In hedging activities, when derivatives are used for the purpose of risk management, the Company's exposure to market risk is limited because the gains and losses on the derivatives offset the losses and gains on the asset, liability, or transaction being hedged.

                           Commodity Price Contracts - ESI generally attempts to
balance its fixed-price physical and financial purchase and sales contracts in terms  of  contract  volumes  and  the  timing  of  performance  and  delivery obligations.  However, net open positions often exist or are established due to the origination of new transactions and ESI's assessment of, and response to, changing market conditions.  Additionally, ESI will at times create a net open position or allow a net open position to continue when it believes, based upon competitive information gained from its energy marketing activities, that future price movements will be consistent with its net open position.  To the extent
ESI has a net open position, it is exposed to the risk that fluctuating market
prices may adversely impact its financial position or results of operations.
The Company closely monitors and manages its exposure to market risk.  Policies are in place that are designed to limit the Company's exposure.  Procedures exist which allow senior management to monitor ESI's commitments and positions on a daily basis.

                           The following table sets forth ESI's contract amount
and term for all instruments held for price risk management purposes at December 31, 1996:

   (Dollars in    Notional Estimated             Fixed Price       Deferred
   Thousands)     Amounts   Fair     Maximum   ----------------      Gain
  Description     (MMcf)    Value     Term    Payor     Receiver    (Loss)
  -----------    -------- ---------  -------  -----     --------   --------
  Fixed-price
    swaps:         89,920  $  (565)  12 mos.  25,720     64,200        -

  Basis Swaps:     59,728  $   (99)  21 mos.  15,613     44,115        -

  Options:         37,810  $(2,061)  12 mos.  18,740     19,070    $ 4,429

  Futures:         26,730  $ 4,040   17 mos.  18,790      7,940    $(3,781)

                           The market price used to value these transactions
reflects management's best estimate of market prices considering various factors underlying the commitments.

                         Interest Rate Swap Agreements - In connection with the
financing of the acquisition of State Gas Pipeline's assets, PGT Australia, in its capacity as trustee of the PGT Queensland Unit Trust, entered into interest rate swap agreements with domestic and international banks, under which the underlying LIBOR or Australian Bank Bill ("BBSW") components of the floating rate interest payment obligations were swapped for fixed rate interest payment obligations as described below:

  (Dollars in Millions)                        December 31, 1996
  -----------------------------------------------------------------------------
                                                                        Deferred
                           Notional  Effective Maturity  Fixed  Floating  Gain
    Type                    Amounts    Date    Date      Rate     Index   (Loss)
 ----------               --------  --------- --------  ----- --------  --------
  Fixed for
    Float                   US$22    7/1/96    7/3/01    6.684%  6mLIBOR  $(0.4)

  Fixed for
    Float                   US$45    7/1/96    7/3/01    6.700%  6mLIBOR  $(0.9)

  Fixed for
    Float                    A$13    7/2/96    7/2/01    8.718%  6mBBSW   $(0.9)

                         PGT  Australia's  payment  obligations  for  the  swap
agreements related to the recourse debt are guaranteed by PGT up to an amount not exceeding US$9 million.

Note 7:  Income Taxes

                         The significant components of income tax expense were:

                                             In Thousands
     --------------------------------------------------------------------------
     Years ended December 31,           1996       1995        1994
     --------------------------------------------------------------------------
     Current     - Federal            $13,821    $18,832     $(3,792)
                 - State                1,282      3,404      (5,017)
     --------------------------------------------------------------------------
                Total current          15,103     22,236      (8,809)
     --------------------------------------------------------------------------
     Deferred    - Federal             12,314      9,152      29,569
                 - State                1,497        (25)      9,247
     --------------------------------------------------------------------------
                Total deferred         13,811      9,127      38,816
          ---------------------------------------------------------------------
     Investment tax credit amortization   (25)       (25)       (25)
     --------------------------------------------------------------------------
          Total income tax expense    $28,889    $31,338     $29,982
     --------------------------------------------------------------------------

The differences between reported income taxes and tax amounts determined by applying the federal statutory rate of 35 percent to income before income tax expense were:

                                                In Thousands
      ----------------------------------------------------------------
      Years ended December 31,              1996     1995    1994
      ----------------------------------------------------------------
      Expected federal income tax expense  $25,212  $29,031  $27,203
      Increase (decrease) in income tax
        expense resulting from:
         State income taxes, net of
           federal benefit                   2,436    2,198    2,749
         Non-deductible foreign losses         745       -        -
         Allowance for equity funds used
           during construction                 364       22     (113)
         Other                                 132       87      143
      ----------------------------------------------------------------
              Total income tax expense     $28,889  $31,338  $29,982
      ----------------------------------------------------------------

The significant components of net deferred income tax liabilities were as follows:

                                              In Thousands
   ---------------------------------------------------------------
  December 31,                                1996        1995
   ---------------------------------------------------------------
  Deferred income tax assets:

  Deferred income taxes - current
    reserve for regulatory issues           $  2,478   $   10,042
   ---------------------------------------------------------------
  Deferred income tax liabilities:
    Deferred income taxes - current
          Gas supply restructuring costs    $     -    $  (11,758)
   ---------------------------------------------------------------
      Total deferred income taxes - current    2,478       (1,716)
   ---------------------------------------------------------------
    Deferred income taxes - noncurrent
          Plant in service                  (126,601)    (109,242)
          Debt financing costs                (5,725)      (6,187)
          Other                               (2,309)      (1,924)
   ----------------------------------------------------------------
      Total deferred income taxes -
            noncurrent                      (134,635)    (117,353)
   ----------------------------------------------------------------
  Total deferred income tax liabilities     (134,635)    (129,111)
  -----------------------------------------------------------------
             Net deferred income taxes     $(132,157)   $(119,069)
  -----------------------------------------------------------------
  Classification of net deferred income taxes:
       Included in current assets          $   2,478    $      -
       Included in current liabilities            -        (1,716)
       Included in deferred credits         (134,635)    (117,353)
  -----------------------------------------------------------------
           Net deferred income taxes       $(132,157)   $(119,069)
  -----------------------------------------------------------------

  Note 8:  Employee Benefit Plans

                          Retirement Plan  -  Until  January  1,  1996,  through
participation in PG&E's multiple-employer defined benefit pension plan, PGT provided a noncontributory defined benefit pension plan covering substantially all employees. The retirement benefits under this plan were based on years of service and the employee's base salary. Effective as of January 1, 1996, plan assets and liabilities attributable to PGT were allocated to a new separate PGT defined benefit pension plan. The benefits under the new PGT plan are substantially the same as those provided under the PG&E plan.

                         PGT realized a liability of $3.9 million as a result of
the allocation of plan assets and liabilities from the PG&E combined plan to the
PGT plan.   In conformity with accounting for rate-regulated enterprises, regulatory adjustments have been recorded for the difference between utility pension cost determined for accounting purposes and that for ratemaking, which is based on a funding approach. PGT's policy is to fund each year not more than the maximum amount deductible for federal income tax purposes and not less than the minimum legal funding requirement. Plan assets consist primarily of common stock, fixed-income securities, and cash equivalents.

                           Prior to 1996, the actuarial determination of net
pension expense for the retirement plan was performed on the PG&E consolidated parent company level. As such, PGT does not have requisite information necessary to present the 1995 and 1994 disclosures for pension expense as required by SFAS NO. 87, "Employers' Accounting for Pensions."

                          Using the projected unit credit actuarial cost
method, net pension expense consisted of the following components:

                                      In Thousands
  ------------------------------------------------------
 Years ended December 31,         1996    1995     1994
  -----------------------------   ------ ------- ------
 Service cost                     $ 1,583   N/A    N/A
 Interest cost                      1,827   N/A    N/A
 Return on plan assets             (4,492)  N/A    N/A
 Net amortization and deferral      1,735   N/A    N/A
  ------------------------------------------------------
      SFAS No. 87 pension cost        653   N/A    N/A
 Deferral of costs                   (653)  N/A    N/A
 Amortization of regulatory asset       -   N/A    N/A
  ------------------------------------------------------
      Net pension cost            $     -   N/A    N/A
  ------------------------------------------------------

The following table reconciles the plan's funded status to the pension liability recorded on the Consolidated Balance Sheet:

                                              In Thousands
  --------------------------------------------------------------
  Years ended December 31,                    1996        1995
  -------------------------------           -------     -------
  Vested benefit obligation                  $19,398    $16,883
  ---------------------------------------------------------------

  Accumulated benefit obligation             $21,020    $19,159
  ---------------------------------------------------------------
  Funded status as of December 31:
       Plan assets at fair value             $32,379    $28,239
       Projected benefit obligation
        for service rendered to date          27,259     26,017
  ---------------------------------------------------------------
  Funded status                                5,120      2,222
  Unrecognized net gain                      (10,489)    (6,816)
  Unrecognized net liability at
       transition                                534        605
  Unrecognized prior service costs               286         81
  ---------------------------------------------------------------
  Total deferred pension liability           $(4,549)   $(3,908)
  ---------------------------------------------------------------
  Total deferred regulatory asset            $ 4,560    $    -
  ---------------------------------------------------------------
  Discount rate                                 7.50%     7.25%
  --------------------------------------------------------------
  Expected long-term return on
       plan assets                              9.00%     9.00%
  --------------------------------------------------------------
  Rate for compensation increases               5.00%     5.00%
  --------------------------------------------------------------

                           Savings  Fund  Plan  -    PGT  provides  a  defined
contribution pension plan to which employees with at least six months to one year of service may make contributions of up to 15 percent of their covered compensation on a pretax or after-tax basis. These contributions, up to a maximum of 6 percent of covered compensation, are eligible for matching PGT contributions at specified rates. These benefits were provided in conjunction with PG&E through December 31, 1994, and through PGT's separate stand-alone plans effective January 1, 1995. The cost of PGT's contributions was charged to expense and to plant in service, and totaled $0.6 million, $0.6 million and $0.5 million for 1996, 1995 and 1994, respectively.

                         Postretirement  Benefits  Other  Than  Pensions  -  PGT
provides a contributory defined benefit medical plan for retired employees and their eligible dependents and a noncontributory defined benefit life insurance plan for retired employees. Substantially all employees retiring at or after age 55 who began employment with PGT prior to January 1, 1994, are eligible for these benefits. The medical benefits are provided through plans administered by an insurance carrier or a health maintenance organization. Certain retirees are responsible for a portion of the cost based on the past claims experience of PGT's retirees.

                           Effective January 1, 1993, PGT adopted SFAS No. 106,
"Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires accrual of the expected cost of these benefits during the employees' years of service. The assumptions and calculations involved in determining the accrual closely parallel pension accounting requirements. These costs are charged to expense and to plant in service. PGT previously recognized these benefit costs when paid and funded, which was consistent with ratemaking.

                           In December 1992, the FERC issued a "Statement of
Policy on Post-Employment Benefits Other Than Pensions" which addresses the Commission's general policy regarding the recovery of the costs of these benefits through rates. The Commission's policy provides for the recognition, as a component of cost-based rates, of allowances for prudently incurred costs of such benefits when determined on an accrual basis that is consistent with the accounting principles set forth in SFAS No. 106, subject to certain funding conditions. Additionally, the difference between the costs determined pursuant to accounting practices previously followed and SFAS No. 106 accruals may be deferred from the time SFAS No. 106 is adopted until a general rate case is filed and new rates are placed into effect that include the SFAS No. 106 cost on a full accrual basis. The regulatory asset created from the deferral of costs is to be amortized over a period not to exceed 20 years beyond the SFAS No. 106 adoption date. Amortization of the regulatory asset will be eligible for recovery in future rates.

                           In  accordance  with  the  Commission's  policy,  PGT
deferred $1.3 million in 1994, and $1.8 million in 1993, representing the difference between the amount accrued pursuant to SFAS No. 106 and the previous method, from January 1, 1993, when SFAS No. 106 was adopted until September 1, 1994, when such costs were reflected in rates. PGT began amortizing deferred postretirement benefit costs in September 1994. Due to regulatory treatment, adoption of SFAS No. 106 did not have a material effect on PGT's financial position, liquidity or results of operations.

                           As required by the Commission's policy, in 1995, PGT
began funding, in an interest-bearing escrow account, the SFAS No. 106 revenues collected in rates. The amount funded in 1995, net of benefit payments, totaled $2.2 million and was invested in three-month U.S. Treasury bills. Once PGT's rates in the 1994 rate case became final, PGT established an irrevocable trust for funding all benefit payments. The total contribution to the trust was $4.1 million in 1996, which included the transfer of funds from the escrow account related to 1995 funding.

                          Using the projected unit credit actuarial cost method,
PGT's net postretirement medical and life insurance cost, pursuant to SFAS No. 106, consisted of:

                                       In Thousands
   ----------------------------------------------------------
   Years ended December 31,         1996   1995     1994
   ----------------------------------------------------------
   Service cost                  $  346    $ 432   $  579
   Interest cost                    691      770      843
   Return on plan assets             (1)      (9)      (7)
   Amortization of transition
     obligation                     461      461      561
   Net amortization and deferral   (168)     (94)      -
   ----------------------------------------------------------
   Actuarial postretirement
     benefit cost                 1,329    1,560    1,976
   Deferral of costs                 -        -    (1,315)
   Amortization of regulatory asset 162      162       54
   ----------------------------------------------------------
   Net postretirement benefit
     cost                        $1,491   $1,722  $   715
   ---------------------------------------------------------

                           The following table reconciles the medical and life
insurance plans' funded status to the postretirement benefit liability recorded on the Consolidated Balance Sheet:

                                             In Thousands
   -----------------------------------------------------------
   December 31,                             1996      1995
                                           -------    -------
   Accumulated postretirement
    benefit obligation:
     Retirees                            $(4,381)  $(4,313)
     Other fully eligible participants    (2,065)   (2,018)
     Other active plan participants       (3,594)   (3,730)
   -----------------------------------------------------------
   Total accumulated postretirement
    benefit obligation                   (10,040)   (10,061)
   Plan assets at market value             4,123        115
   -----------------------------------------------------------
   Accumulated postretirement benefit
    obligation in excess of plan assets   (5,917)   (9,946)
   Unrecognized transition obligation      7,383     7,844
   Unrecognized net gain                  (3,467)   (2,871)
   -----------------------------------------------------------
     Accrued postretirement liability    $(2,001)  $(4,973)
   -----------------------------------------------------------

                         In  accordance  with  SFAS  No.  106,  PGT  elected  to
amortize the estimated transition obligation at January 1, 1993, of approximately $11.2 million over 20 years beginning in 1993. The amortization in 1996 and 1995 was based upon a revised estimated transition obligation of $8.3 million.

                         The actuarial assumptions used in 1996 and 1995 to
determine the benefit obligations and costs for postretirement benefits other than pensions include a weighted average discount rate of 7.25 percent and 7.00 percent, respectively; and for both years, a weighted average expected long-term rate of return on plan assets of 8.00 percent and a rate of increase in future compensation levels of 4.00 percent.

                           The assumed health care cost trend rate in 1996 is
approximately 10 percent, trending down to an ultimate rate in 2005 of approximately 6 percent. The effect of a one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 1996, by approximately $1.3 million and the 1996 annual aggregate service and interest costs by approximately $0.2 million.

Note 9:  Commitments and Contingencies

                         Capital Requirements - PGT continues to require capital
for additions to its facilities and to maintain and enhance the efficiency and
reliability  of  existing  transmission  facilities.   Requirements  for  these
purposes, including AFUDC debt and equity, were $34.6 million for 1996. PGT's capital requirements for 1997 are estimated to be $57.6 million. The $23.0 million increase in projected capital expenditures in 1997 compared with actual expenditures in 1996 is primarily due to carryover items and the cost to replace existing turbines with high efficiency gas turbine units. In addition, capital expenditures related to system expansions, maintenance and new projects for PGT Queensland/PGT Australia and ESI are estimated to be $33.9 million during 1997.

                           Operating Lease Commitments - Operating lease expense
amounted to $0.8 million in 1996, $1.6 million in 1995, and $2.2 million in 1994. Future minimum payments for operating leases are:

          Years ending December 31,    In Thousands
          --------------------------------------------
            1997                        $   1,024
            1998                              637
            1999                              582
            2000                              506
            2001                              341
            Thereafter                        857
          --------------------------------------------
            Total future commitments    $   3,947
          --------------------------------------------

                  1993 Expansion - On November 1, 1993, PGT placed in service a major expansion of its natural gas transmission system in Idaho, Washington and Oregon. The new facilities, which were authorized by the FERC on August 1, 1991, run parallel to and connect with the existing system and provide additional firm transportation service capacity of 150,000 Decatherms per day ("Dt/d") to the Pacific Northwest and 766,000 Dt/d to California. Similarly, the California Public Utilities Commission ("CPUC") authorized PG&E to expand its gas pipeline facilities in California to connect with the PGT expansion at the California-Oregon border. PGT's total cost of the 1993 expansion is estimated to be $852 million.

                           In the August 1, 1991 order, the FERC found that
transportation arrangements for PG&E's facilities were discriminatory and initially declined to authorize the start of construction. In particular, the FERC found that a CPUC-imposed rate structure applicable to PGT's 1993 expansion shippers for transportation service on the downstream PG&E system was discriminatory.

                           On October 24, 1991, the FERC permitted PGT to
commence construction, while the CPUC reexamined the features of its rate design for PG&E. However, the FERC imposed on PGT a lower penalty return on equity,
10.13 percent, instead of the previously prescribed 12.5 percent for the 1993 expansion, until such time that PGT demonstrated that neither its rates nor its transportation policies nor PG&E's CPUC-approved rates and policies resulted in unduly discriminatory restraints. PGT requested a rehearing of this feature of the FERC's certificate. In October 1992, the CPUC reaffirmed its policies which resulted in renewed petitions to the FERC requesting, among other things, revocation of PGT's authorization to operate the 1993 expansion facilities.

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

                         In addition to PGT's appeal to the United States Court
of Appeals, a number of parties also sought rehearing of all of these FERC orders. On June 4, 1993, the Court of Appeals consolidated the cases for
processing.   The consolidated cases were argued on November 14, 1995, with a group of petitioners requesting the Court to direct the FERC to provide for compensation to shippers for alleged damages they suffered as a result of the discriminatory conditions discussed above.

                         On August 23, 1996, the Court of Appeals found that the
FERC had exceeded its jurisdiction in imposing the penalty return and therefore granted PGT's appeal and denied the appeals of the adverse petitioners. The effect of the Court's decision is that PGT was entitled to apply the 12.75 percent rate of return, that questions concerning the FERC's certification of the expansion were removed, and that the FERC is not required to consider questions of compensation to shippers.

                        With respect to the application of the 12.75 percent rate of return, it should be noted that in the settlement of the 1994 rate case (see "1994 Rate Case," below), PGT agreed not to retroactively bill its customers for the period from November 1, 1993 through August 31, 1994, for a rate higher than the 10.13 percent penalty return previously approved by the FERC. The settlement rates related to the 1994 rate case were effective starting on September 1, 1994.

                      On October 24, 1996, the Court denied a petition for rehearing and the suggestion for rehearing en banc filed by a group of shippers. On January 22, 1997, the shippers filed a petition for a writ of certiorari with the U.S. Supreme Court based on the same issues as raised at the U.S. Court of Appeals. The petition was placed on the U.S. Supreme Court's docket on January 29, 1997. The U.S. Supreme Court is expected to act on that petition prior to the expiration of its term in July 1997.

                     1994 Rate Case - On February 28, 1994, PGT filed an application to increase its rates for transportation services. These rates were based on an overall cost of service of approximately $217 million, including a cost of equity of 13 percent. The proposed rate of return on equity applied to all facilities and assumed the discontinuance of the penalty rate of return on equity of 10.13 percent, which the FERC had earlier required to be used to develop initial rates for PGT's 1993 expansion facilities. (See "1993 Expansion," above.)

                         A major issue in this proceeding was whether PGT's
mainline transportation rates should be equalized through the use of rolled-in cost allocation, or whether they should continue to reflect the current use of incremental costs to determine the rates paid by shippers. PGT proposed that mainline rates reflect the rolled-in approach on a prospective basis.

       On March 31, 1994, the FERC issued an order that accepted PGT's interim incremental rates, and authorized PGT to place these rates into effect on September 1, 1994, subject to refund. Although the FERC rejected the proposal to place rolled-in rates into effect September 1, 1994, the FERC indicated that PGT would be afforded the opportunity at the hearing to support and justify a rolled-in rate proposal.

                           On September 11, 1996, the FERC approved, without
modification, a proposed multi-party settlement of PGT's rate case, which was filed with the FERC on March 21, 1996. The settlement provided for rolled-in rates effective on November 1, 1996. To mitigate the impact of the higher rolled-in rates on shippers who were paying lower rates under contracts executed prior to PGT's 1993 expansion (pre-1993 expansion shippers), most of the firm shippers who took service prior to the 1993 expansion are receiving a reduction from the rolled-in rates for a six-year period, while the 1993 expansion shippers are paying a surcharge in addition to the rolled-in rates to offset the effect of the mitigation.

                         Although  the  implementation  of  rolled-in  rates  by
itself does not change PGT's total revenue requirement, the settlement does provide for, among other things, a lower total cost of service of $206 million, lower depreciation rates, and a return on equity of 12.2 percent from September 1, 1994, the effective date of the rates in this case. In addition, under the settlement, approximately three percent of PGT's firm transportation service capacity was relinquished effective November 1, 1996, for subscription to other shippers who may desire the capacity. Approximately $7.5 million of costs were also allocated to short-term firm and interruptible services.

                           The  overall  effect  of  the  settlement  on  rates,
including mitigation measures and the agreed upon lower cost of service, was to decrease PGT's current 100 percent load factor transportation rates for the full distance of the pipeline (from the Canadian-U.S. border to the Oregon-California border) from $0.48 to $0.33 per Decatherm (Dt) for the 1993 expansion shippers, and to increase the transportation rate for most of the pre-1993 expansion shippers from $0.16 to either $0.20 or $0.24 per Dt, depending upon the level of mitigation applicable to each shipper. The rolled-in rate for the full distance is $0.26 per Dt. In November 1996, PGT refunded the difference between the amounts based on its as-filed cost of service of $217 million and the amounts that would have been collected at the settlement cost of service of $206 million. PGT had established a reserve adequate for its refund obligation under the settlement.

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

                       Legal Matters -     Norcen Litigation:  On March 17,
1994, Norcen Energy Resources Limited ("Norcen Energy") and Norcen Marketing Incorporated ("Norcen Marketing") filed a complaint in the U.S. District
Court, Northern District of California, against PG&E and PGT. Norcen Marketing signed a 30-year firm service agreement with PGT for transportation of approximately 47,000 MMBtu/day on the interstate portion of the 1993 expansion project. The annual demand charges under the contract were approximately $7.8 million, and decreased to $5.5 million effective November 1996 pursuant to the settlement of the 1994 rate case discussed above. Norcen Energy is a guarantor of the 30-year transportation contract between PGT and Norcen Marketing. Since January 1, 1995, Norcen Marketing has been utilizing most of the interstate expansion capacity for which it contracted with PGT, whereas prior to that date, Norcen Marketing used none of it.

                           The complaint alleged that PGT and PG&E wrongfully
induced Norcen Energy and Norcen Marketing to enter into the 30-year contract with PGT by concealing legal action taken by PG&E before the CPUC (requesting clarification that gas shipped on the PGT expansion should pay PG&E's incremental expansion rates for intrastate service) two days before Norcen Marketing's contract became binding. The complaint further alleged breach of representations to plaintiffs that PG&E would not "unreasonably" build its expansion with less than "sufficient" firm subscription. The complaint also alleged breach of an agreement between PGT and a Norcen predecessor relating to the installation of additional capacity.

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

                         On  September  19,  1994,  the  U.S.  District  Court,
Northern District of California, granted PGT's and PG&E's motions to dismiss all federal antitrust claims in the complaint originally filed in this case, and dismissed the remaining state law claims for lack of jurisdiction.

                         On  October  18,  1994,  plaintiffs  filed  an  amended
complaint. The amended complaint reasserted part of the original complaint's antitrust claims, asserted new antitrust claims based upon the same facts, and specifically alleged diversity jurisdiction for the state law contract claims. On July 27, 1995, the District Court issued an order on PGT's and PG&E's motions to dismiss the amended complaint. The order dismissed all of plaintiffs' federal and state antitrust claims with prejudice, but did not dismiss various state law contract claims, including claims based on fraudulent inducement and breach of contract. Plaintiffs have the right to appeal the dismissal of the antitrust claims to the U.S. Court of Appeals. Plaintiffs still seek rescission of the above-mentioned gas transportation contract and compensatory and punitive damages in connection with their remaining state law claims. It is believed that the plaintiffs might seek contract damages of approximately $100 million in this case.

                           At this stage of litigation, the Company is unable to
estimate the outcome of this matter, but such outcome could have a material adverse impact on the Company's results of operations in a future reporting period. The Company believes that the ultimate outcome of this matter will not have a material adverse impact on its financial position or liquidity.

  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE
            ------------------------------------------------
            None.


  PART III
  --------

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

                           Since PGT meets the conditions set forth in General
Instruction (J) (1) (a) and (b) of Form 10-K, this information is omitted.

  ITEM 11.  EXECUTIVE COMPENSATION
            ----------------------

                           Since PGT meets the conditions set forth in General
Instruction (J) (1) (a) and (b) of Form 10-K, this information is omitted.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT
            ---------------------------------------------------

                           Since PGT meets the conditions set forth in General
Instruction (J) (1) (a) and (b) of Form 10-K, this information is omitted.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

                           Since PGT meets the conditions set forth in General
Instruction (J) (1) (a) and (b) of Form 10-K, this information is omitted.


  PART IV
  -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
          ------------------------------------------------------

                           (a)  Financial Statements

                         1. The following Financial Statements are filed herewith as part of Item 8, Financial Statements and Supplementary
              Data:

                            Statements of Consolidated Income for each of the three years ended December 31, 1996, 1995 and 1994 Consolidated Balance Sheets as of December 31, 1996
                                     and 1995
                            Statements of Consolidated Common Stock Equity each of the three years ended December 31, 1996,
                                     1995 and 1994

                            Statements of Consolidated Cash Flows for each of three years ended December 31, 1996, 1995 and 1994

                            Notes to Consolidated Financial Statements

            2.  Report of Independent Public Accountants

       (b)               Exhibits required to be filed by Item 601 of Regulation
                          S-K:

             No.                     Description
            ----     ---------------------------------------------
            2.1 State Gas Pipeline Sale Agreement dated as of April 29, 1996, between the Secretary for Mines of the State of Queensland, Australia and PGT Australia Pty Limited, as Trustee of the PGT Queensland Unit Trust (incorporated by reference to PGT's Current Report on Form 8-K dated July 15, 1996 (File No. 0-25842), Exhibit 2).

           3.1 Restated Articles of Incorporation of Pacific Gas Transmission Company effective as of March 6, 1997 (filed herewith).

           3.2 By-Laws of Pacific Gas Transmission Company as of January 24, 1997 (filed herewith).

           4.1 Senior Trust Indenture Between PGT and The First National Bank of Chicago, as Trustee (Senior Debt), dated as of May 22, 1995, (incorporated by reference to PGT's Current Report on Form 8-K dated June 21, 1995 (File No. 0-25842), Exhibit 4.2).

           4.2 First Supplemental Indenture Between PGT and The First National Bank of Chicago, as Trustee (Senior Debt), dated as of May 30, 1995, (incorporated by reference to PGT's Current Report on Form 8-K dated June 21, 1995 (File No. 0-25842),
                  Exhibit 4.3).

           4.3 Second Supplemental Indenture Between PGT and The First National Bank of Chicago as Trustee (Senior Debt), dated as of June 23, 1995 (incorporated by reference to PGT's Current Report on Form 8-K dated July 6, 1995 (File No. 0-25842),
                  Exhibit 4.2).

           10.1 Firm Transportation Service Agreement between PGT and Pacific Gas and Electric Company dated October 26, 1993, Rate Schedule FTS-1, and general terms and conditions (incorporated by reference to Pacific Gas and Electric Company (PG&E) Form 10-K for fiscal year 1993 (File No. 1-2348), Exhibit 10.4).

           10.2 Firm Transportation Service Agreements between PGT and Southern California Edison Company dated December 20, 1993, and March 2, 1994, Rate Schedule FTS-1 (incorporated by reference to PGT's Form 10/A (File No. 0-25842), Exhibit 10.2).

           10.3 Lease Agreement dated as of April 15, 1994, between PGT and GIC Development 94-I, L.L.C. (incorporated by reference to PGT's Form 10/A (File No. 0-25842), Exhibit 10.3).

           10.4 Savings Fund Plan for Employees of Pacific Gas Transmission Company applicable to management employees, effective January

                  1, 1995 (incorporated by reference to PGT's Form 10-K for fiscal year 1995 (File No. 0-25842), Exhibit 10.4).

           10.5 Performance Incentive Plan of Pacific Gas Transmission Company (incorporated by reference to PGT's Form 10-K for fiscal year 1995 (File No. 0-25842), Exhibit 10.5).

           10.6 The Pacific Gas and Electric Company Retirement Plan applicable to non-union employees, as amended October 18, 1995, effective January 1, 1996 (incorporated by reference to PG&E Form 10-K for fiscal year 1995 (File No. 1-2348), Exhibit 10.8).

           10.7 Pacific Gas and Electric Company Supplemental Executive Retirement Plan, as amended through October 16, 1991 (incorporated by reference to PG&E Form 10-K for fiscal year 1991 (File No. 1-2348), Exhibit 10.11).

           10.8 Pacific Gas and Electric Company Stock Option Plan, as amended effective as of September 16, 1992 (incorporated by reference to PG&E Form 10-K for fiscal year 1994
                  (File No. 1-2348), Exhibit 10.13).

           10.9 Pacific Gas and Electric Company Performance Unit Plan (incorporated by reference to PG&E Form 10-K for fiscal year 1991 (File No. 1-2348), Exhibit 10.13).

           10.10 Pacific Gas and Electric Company Executive Flexible Perquisites Program (incorporated by reference to PG&E Form 10-K for fiscal year 1993 (File No. 1-2348), Exhibit 10.16).

           10.11 Pacific Gas Transmission Company Retirement Plan for Non-Employee Directors (incorporated by reference to PGT's Form 10/A (File No. 0-25842), Exhibit 10.13).

           10.12 Deferred Compensation Plan of Pacific Gas Transmission Company (incorporated by reference to PGT's Form 10/A
                  (File No. 0-25842), Exhibit 10.14).

           10.13 Phantom Stock Plan of Pacific Gas Transmission Company (incorporated by reference to PGT's Form 10/A
                  (File No. 0-25842), Exhibit 10.15).

           10.14 Employment Agreement between Pacific Gas Transmission Company and Stephen P. Reynolds (incorporated by reference to PGT's Form 10/A (File No. 0-25842), Exhibit 10.16).

           10.15 Employment Agreement between Pacific Gas Transmission Company and Gary L. Walker (incorporated by reference to PGT's Form 10/A (File No. 0-25842), Exhibit 10.17).

           10.16 Employment Agreement between Pacific Gas Transmission Company and Stanley C. Karczewski (incorporated by reference to PGT's Form 10/A (File No. 0-25842), Exhibit 10.18).

           10.17 Credit Agreement among PGT and the Banks, Co-Agents and Agent named therein, dated as of May 31, 1995 (incorporated by reference to PGT's Current Report on Form 8-K dated June 21, 1995 (File No. 0-25842), Exhibit 4.4).

           10.18  First Amendment to Credit Agreement among PGT and the Banks,
                  Co-Agents and Agent named therein, dated as of September 14,
                  1995 (incorporated by reference to PGT's 10-K for fiscal year
                  1995 (File No. 0-25842), Exhibit 10.19).

           10.19 Second Amendment to Credit Agreement among PGT and the Banks, Co-Agents and Agent named therein, dated as of December 24, 1996 (filed herewith).

           10.20 Pacific Gas Transmission Company Retirement Plan applicable to management employees, effective July 1, 1995 (incorporated by reference to PGT's 10-K for fiscal year 1995
                  (File No. 0-25842), Exhibit 10.20).

           12.1 Computation of Ratio of Earnings to Fixed Charges (filed herewith).

           21     List of Subsidiaries (filed herewith).

           23.1   Consent of Arthur Andersen LLP (filed herewith).

           23.2 Consent of Independent Public Accountants provided by the office of the Auditor General of Queensland (incorporated by reference to the Company's Form 8-K/A No. 1
                  (File No. 0-25842), Exhibit 23).

           24.1 Resolution and Powers of Attorney of the Board of Directors of Pacific Gas Transmission Company authorizing the execution of the Form 10-K (filed herewith).

           27     Financial Data Schedule (filed herewith).

                         The exhibits filed herewith are attached hereto (except
as noted) and those indicated above which are not filed herewith were previously filed with the Commission as indicated and are hereby incorporated by reference. Exhibits will be furnished to security holders of the Company upon written request and payment of a fee of $0.30 per page, which fee covers only the Company's reasonable expenses in furnishing such exhibits. The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument defining the rights of long-term debt holders not otherwise required to be filed hereunder.


                           (c)  Reports on Form 8-K

                           Reports on Form 8-K during the quarter ended December
  31, 1996 and through the date hereof:

                                1.   January 10, 1997
                                     Item 5. Other Events
                                     - Acquisition of Energy Source Assets
                                     - Holding Company Formation

  SIGNATURES
  ----------

                          Pursuant to the requirements of Section 13 or 15(d) of
the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Portland, County of Multnomah, Oregon, on the 28th day of March, 1997.

                                       PACIFIC GAS TRANSMISSION COMPANY
                                                   (Registrant)


                                   By: /s/  FRANK R. LINDH
                                       -------------------------
                                      (Frank R. Lindh, Attorney-in-Fact)

                         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature             Title
     Date

   Principal Executive Officer
     STEPHEN P. REYNOLDS   President, Chief Executive Officer and Director
                           March 28, 1997


   Principal Financial and Accounting Officer
     STANLEY C. KARCZEWSKI Vice President of Finance and  Controller and Chief
     Financial Officer     March 28, 1997


   Directors

     JACK F. JENKINS-STARK Chairman of the Board        March 28, 1997
     TONY F. DISTEFANO     Director                     March 28, 1997
     ROBERT D. GLYNN, JR.  Director                     March 28, 1997
     GORDON R. SMITH       Director                     March 28, 1997





   By:    /s/   FRANK R. LINDH
          ---------------------------------------
               (Frank R. Lindh, Attorney-in-Fact)