Form 10-Q
period 1997-03-31
PACIFIC GAS TRANSMISSION CO
filed 1997-05-14
CIK 75491

                                    FORM 10-Q
                            Securities Exchange Commission
                               Washington, D.C. 20549

QUARTELY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 1997

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transistion period __________________ to _________________

                           COMMISSION FILE NO. 0-25842

                         PACIFIC GAS TRANSMISSION COMPANY
               (Exact name of registrant as specified in its charter)

California                                         94-1512922
(State or other jurisdiction of          (I.R.S. employer Identification No.)
incorporation or organization)

2100 S.W. River Parkway, Portland, OR                   97201
(Address of principle executive offices)              (Zip code)

Registrant's telephone number, including area code: (503) 833-4000

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. Yes X No
                                      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1997.

1,000 shares of common stock no par value. (All shares are owned by PG&E Gas Transmission Corporation, formerly PG&E Gas Holdings.)

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

PART II.  Other Information

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 Statements of Consolidated Income (Unaudited)
--------------------------------------------------------------------------------

                                                  Three Months Ended March 31,

--------------------------------------------------------------------------------
(In Thousands)                                             1997           1996
--------------------------------------------------------------------------------
OPERATING REVENUES:
Gas marketing                                             $   922,479  $    -

Gas transportation                                             48,666   48,335
Gas transportation for PG&E                                    12,687    8,982
Gas supply restructuring cost recovery from PG&E                    -    7,090
Gas supply restructuring cost recovery                              -    5,015
--------------------------------------------------------------------------------
     Total operating revenues                                 983,832   69,422
--------------------------------------------------------------------------------
OPERATING EXPENSES:

Gas marketing cost of sales                                   920,203        -
Gas supply restructuring costs                                      -   12,105
Administrative and general                                     15,245    9,437
Operations and maintenance                                      4,756    4,387
Depreciation and amortization                                  10,930    9,116
Property and other taxes                                        3,068    3,006
--------------------------------------------------------------------------------
     Total operating expenses                                 954,202   38,051
--------------------------------------------------------------------------------
OPERATING INCOME                                               29,630   31,371
--------------------------------------------------------------------------------
OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during construction                72       89
Interest income                                                   692      751
Other - net                                                    (1,011)    (439)
-------------------------------------------------------------------------------
     Total other income and (income deductions)                  (247)     401
-------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on long-term debt                                     11,940   10,309
Allowance for borrowed funds used during construction             (49)     (71)
Other interest charges                                            364       983
-------------------------------------------------------------------------------
     Net interest expense                                      12,255    11,221
-------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                               17,128    20,551
INCOME TAX EXPENSE                                              8,157     8,300
-------------------------------------------------------------------------------
NET INCOME                                                  $   8,971  $ 12,251
-------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------

ASSETS

                                                     March 31,      December 31,
(In Thousands)                                         1997             1996
-------------------------------------------------------------------------------
PROPERTY PLANT & EQUIPMENT:
Property, plant and equipment in service         $    1,597,848    $ 1,589,940
Accumulated depreciation                               (429,050)      (418,296)
--------------------------------------------------------------------------------
  Net plant in service                                1,168,798      1,171,644
Construction work in progress                            16,167         17,529
--------------------------------------------------------------------------------
     Total property, plant & equipment - net          1,184,965      1,189,173
--------------------------------------------------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                                26,652         37,124
Restricted cash                                               -          5,800
Assets from risk management activities                   23,703         16,595
Accounts receivable from gas marketing                  342,167        388,737
Accounts receivable - gas transportation                 19,929         22,241
Allowance for uncollectible accounts                     (1,524)        (1,836)
Deferred income taxes                                     2,296          2,478
Inventories (at average cost)                            10,379          8,968
Prepayments and other current assets                     11,296         12,842
-------------------------------------------------------------------------------
     Total current assets                               434,898        492,949
--------------------------------------------------------------------------------

DEFERRED CHARGES:
Income tax related                                       25,785         26,016
Goodwill, net of amortization                            27,403         23,366
Deferred charge on reacquired debt                       14,558         14,859
Unamortized debt expense                                  5,090          5,229
Regulatory assets                                        15,883         15,687
Other                                                     3,529          2,156
--------------------------------------------------------------------------------

     Total deferred charges                              92,248         87,313
--------------------------------------------------------------------------------


TOTAL ASSETS                                     $    1,712,111    $ 1,769,435
--------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 -----------------------------------------------------------------------------

 CAPITALIZATION AND LIABILITIES
                                                       March 31,  December 31,
 (In Thousands)                                          1997           1996

------------------------------------------------------------------------------
 CAPITALIZATION:

 Common stock - no par value, 1,000 shares
   authorized, issued and outstanding                   $    85,474  $   85,474
 Additional paid-in capital                                 242,000     242,000
 Foreign currency translation adjustment                        159        (183)
 Reinvested earnings                                        192,182     183,211
 ------------------------------------------------------------------------------
      Total common stock equity                             519,815     510,502
 Long-term debt                                             649,671     683,049
-------------------------------------------------------------------------------
      Total capitalization                                1,169,486   1,193,551
-------------------------------------------------------------------------------
 CURRENT LIABILITIES:

 Long-term debt - current portion                               392         384
 Accounts payable to PG&E                                    13,441       3,624
 Accounts payable from gas marketing                        336,684     386,552
 Accounts payable and other accrued liabilities              32,543      28,377
 Accrued taxes                                                2,494       2,646
 Other current liabilities                                      928         861
 ------------------------------------------------------------------------------
      Total current liabilities                             386,482     422,444
 -----------------------------------------------------------------------------
 DEFERRED CREDITS:

 Deferred income taxes                                      137,639     134,635
 Other                                                       18,504      18,805
 -------------------------------------------------------------------------------

      Total deferred credits                                156,143     153,440
 -------------------------------------------------------------------------------

 TOTAL CAPITALIZATION AND LIABILITIES                    $1,712,111  $1,769,435
 ------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------

                                                            Three Months Ended
                                                               March 31,
--------------------------------------------------------------------------------

(In Thousands)                                                1997       1996
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                    $  8,971  $12,251
Adjustments to reconcile net income to net cash provided by
operating activities:
        Depreciation and amortization                           11,550    9,639
        Deferred income taxes                                    3,417   (1,104)
        Gas supply restructuring costs                               -   11,531
        Allowance for equity funds used during
          construction                                             (72)     (89)

Changes in operating assets and liabilities:
        Accounts receivable                                     47,543    2,496
        Restricted cash                                          5,800        -
        Accounts payable and other accrued liabilities         (48,533)  (1,777)
        Accounts payable to PG&E                                10,030    7,209
        Regulatory accruals                                          -    3,442
        Other working capital                                    1,009      880

Other - net                                                     (1,416)   2,517
--------------------------------------------------------------------------------
          Net cash provided by operating activities             38,299   46,995
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs                                               (2,189)       -
Construction expenditures                                       (5,890)  (7,458)
Purchase of risk management assets                              (7,108)       -
Allowance for borrowed funds used during construction              (49)     (71)
--------------------------------------------------------------------------------
          Net cash used in investing activities                (15,236)  (7,529)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                    (33,535) (32,527)
Dividend paid to PG&E                                                -  (10,000)
-------------------------------------------------------------------------------
          Net cash used in financing activities                (33,535) (42,527)
--------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                        (10,472)  (3,061)
CASH AND CASH EQUIVALENTS AT JANUARY 1                          37,124    9,839
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT MARCH  31                      $   26,652  $ 6,778
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (received from):

          Interest                                          $    5,223  $ 4,356
          Income taxes                                      $  (10,307) $ 1,551

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 1:  BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for the following entities:

     Pacific Gas Transmission Company ("PGT")
     PGT's wholly owned subsidiaries:
          PGT Australia Pty Limited ("PGT Australia")
          Pacific Gas Transmission International, Inc. ("PGT International") PGT Queensland Pty Limited ("PGT Queensland")
          PG&E Energy Trading Corporation ("Energy Trading") (formerly, Energy Source, Inc.)

     PGT and its subsidiaries collectively are referred to herein as the "Company." This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in
Item 8: Financial Statements and Supplementary Data in the Company's Form 10-K for the fiscal year ended December 31, 1996.

     In the opinion of management, the accompanying statements reflect all adjustments necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. Intercompany accounts and transactions have been eliminated. Prior year's amounts in the consolidated financial statements have been reclassified where necessary to conform to the 1997 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

     It is currently anticipated that during the second quarter of 1997, PGT's Australian operations will be transferred by PGT to another PG&E Corporation affiliate and that Energy Trading will become a direct subsidiary of PG&E Corporation.

NOTE 2:  CONTINGENCIES
----------------------

     REGULATORY MATTERS
     ------------------

     Pipeline Expansion - On November 1, 1993, PGT placed in service a major expansion of its natural gas transmission system in Idaho, Washington and Oregon. The new facilities, which were authorized by the Federal Energy Regulatory Commission ("FERC" or "Commission") on August 1, 1991, run parallel to and connect with the existing system and provide additional firm transportation service capacity of 150,000 Decatherms per day ("Dt/d") to delivery points in the Pacific Northwest and 766,000 Dt/d to the California border. Similarly, the California Public Utilities Commission ("CPUC") authorized Pacific Gas and Electric Company ("PG&E") to expand its gas pipeline facilities in California to connect with the PGT expansion at the California-Oregon border. The Company's total cost of the 1993 expansion is currently estimated to be $852 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONT.
--------------------------------------------------

     In the August 1, 1991 order, the FERC found that transportation arrangements for PG&E's facilities were discriminatory and initially declined to authorize the start of construction. In particular, the FERC found that a CPUC-imposed rate structure applicable to PGT's 1993 expansion shippers for transportation service on the downstream PG&E system was discriminatory.

     In October 1991, the FERC authorized PGT to commence construction, while the CPUC reexamined the features of its rate design for PG&E. However, the FERC conditioned its authorization to construct with a lower penalty rate of return on equity of 10.13 percent, instead of the previously prescribed 12.5 percent for the 1993 expansion. The penalty was to remain in effect until such time that PGT demonstrated that neither its rates nor its transportation policies nor PG&E's CPUC-approved rates and policies resulted in unduly discriminatory restraints. PGT requested a rehearing of this feature of the FERC's certificate. In October 1992, the CPUC reaffirmed its policies which resulted in renewed petitions to the FERC requesting, among other things, revocation of PGT's authorization to operate the 1993 expansion facilities.

     In March 1993, the FERC issued an order addressing the various petitions for rehearing of its prior decisions related to the interstate portion of the 1993 expansion. In the order, the FERC upheld its decision to authorize the construction and operation of the 1993 expansion and raised PGT's authorized return to 12.75 percent, but reaffirmed the 10.13 percent penalty return on equity for PGT's 1993 expansion facilities. PGT appealed the 10.13 percent penalty return to the United States Court of Appeals ("Court").

     In addition to PGT's appeal to the Court, a number of parties also sought judicial review of all of these FERC orders. In June 1993, the Court consolidated the cases for processing. The consolidated cases were argued in November 1995, with a group of petitioners requesting the Court to direct the FERC to provide for compensation to shippers for alleged damages they suffered as a result of the discriminatory conditions discussed above.

     In August 1996, the Court found that the FERC had exceeded its jurisdiction in imposing the penalty return and therefore granted PGT's appeal and denied the appeals of the adverse petitioners. The effect of the Court's decision is that PGT was entitled to apply the 12.75 percent rate of return, that questions concerning the FERC's certification of the expansion were removed, and that the FERC is not required to consider questions of compensation to shippers. On January 22, 1997, based on the same issues as raised at the Court, a group of shippers filed a petition for a writ of certiorari with the U.S. Supreme Court, which was subsequently denied on April 28, 1997.

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

     1994 RATE CASE - In February 1994, PGT filed an application with the FERC to increase its rates for transportation services. These rates were based on an overall cost of service of approximately $217 million, including a return on equity of 13.00 percent. The proposed rate of return on equity applied to all facilities and assumed the discontinuance of the penalty rate of return on equity of 10.13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONT.
--------------------------------------------------
percent, which the FERC had earlier required to be used to develop initial rates for PGT's 1993 expansion facilities. (See "Pipeline Expansion," above.)

     A major issue in this proceeding was whether PGT's mainline transportation rates should be equalized through the use of rolled-in cost allocation, or whether they should continue to reflect the use of incremental costs to determine the rates paid by firm shippers. PGT proposed that mainline rates reflect the rolled-in approach on a prospective basis.

     In September 1996, the FERC approved, without modification, a proposed settlement of PGT's rate case. The settlement provided for rolled-in rates effective on November 1, 1996. To mitigate the impact of the higher rolled-in rates, most of the firm shippers that paid rates lower than the rolled-in rate are receiving a reduction from the rolled-in rates for a six-year period, while the 1993 expansion shippers are paying a surcharge in addition to the rolled-in rates to offset the effect of the mitigation.

     Although the implementation of rolled-in rates by itself does not change PGT's total revenue requirement, the settlement did provide for, among other things, a total cost of service of $206 million and depreciation rates which are lower than originally requested by PGT, and a return on equity of 12.2 percent from September 1, 1994, the effective date of the rates in this case. In addition, under the settlement, approximately three percent of PGT's firm transportation service capacity was relinquished effective November 1, 1996, for subscription by other shippers who may desire the capacity. Approximately $7.5 million of costs were also allocated to short-term firm and interruptible services.

     The overall effect of the settlement on rates, including mitigation measures and the agreed upon lower cost of service, was to decrease PGT's 100 percent load factor transportation rates for the full distance of the pipeline (from the Canadian-U.S. border to the Oregon-California border) from $0.48 to $0.33 per Decatherm (Dt) for the 1993 expansion shippers, and to increase the transportation rate for most other firm shippers from $0.16 to either $0.20 or $0.24 per Dt, depending upon the level of mitigation applicable to each shipper. The rolled-in rate for the full distance is $0.26 per Dt. In November 1996, PGT refunded the difference between the amounts based on its as-filed cost of service of $217 million and the amounts that would have been collected at the settlement cost of service of $206 million.

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

     LEGAL MATTERS
     -------------

     NORCEN LITIGATION: In March 1994, Norcen Energy Resources Limited ("Norcen Energy") and Norcen Marketing Incorporated ("Norcen Marketing") filed a complaint in the U.S. District Court, Northern District of California, against PG&E and PGT. Norcen Marketing signed a 30-year firm service agreement with PGT for transportation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONT.
--------------------------------------------------

of approximately 47,000 Dt/d on the PGT 1993 expansion. The annual demand charges under the contract were approximately $7.8 million, and decreased to approximately $5.5 million effective in November 1996, pursuant to the settlement of the 1994 rate case discussed above. Norcen Energy is a guarantor of the 30-year transportation contract between PGT and Norcen Marketing. Since January 1, 1995, Norcen Marketing has been utilizing most of the interstate expansion capacity for which it contracted with PGT, whereas prior to that date, Norcen Marketing used none of it.

     The complaint alleged that PGT and PG&E wrongfully induced Norcen Energy and Norcen Marketing to enter into the 30-year contract with PGT by concealing legal action taken by PG&E before the CPUC (requesting clarification that gas shipped on the PGT expansion should pay PG&E's incremental expansion rates for intrastate service) two days before Norcen Marketing's contract became binding. The complaint further alleged breach of representations to plaintiffs that PG&E would not "unreasonably" build its expansion with less than "sufficient" firm subscription and a breach of an agreement between PGT and a Norcen predecessor relating to the installation of additional interstate capacity. The complaint also generally charged PG&E with monopolizing the capacity on the vintage PGT facilities from Kingsgate to Malin and wrongfully preventing Norcen Energy and Norcen Marketing from utilizing the vintage intrastate transmission system to provide gas to customers in northern California.

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

     In September 1994, the U.S. District Court ("District Court"), Northern District of California, granted PGT's and PG&E's motion to dismiss all federal antitrust claims in the complaint originally filed in this case, and dismissed the remaining state law claims for lack of jurisdiction.

     In October 1994, plaintiffs filed an amended complaint. The amended complaint reasserted part of the original complaint's antitrust claims, asserted new antitrust claims based upon the same facts, and specifically alleged diversity jurisdiction for the state law contract claims. In July 1995, the District Court issued an order on PGT's and PG&E's motions to dismiss the amended complaint. The order dismissed all of plaintiffs' federal and state antitrust claims, but did not dismiss various state law contract claims, including claims based on fraudulent inducement and breach of contract. Plaintiffs have the right to appeal the dismissal of the antitrust claims to the Court of Appeals. Plaintiffs still seek rescission of the above-mentioned gas transportation contract and compensatory and punitive damages in connection
with their remaining state law claims.   It is believed that the plaintiffs
might seek contract damages of approximately $100 million in this matter.


     At this stage of litigation, the Company is unable to estimate the outcome of this matter. Such outcome could have a material adverse impact on the Company's results of operations in a future reporting period, but the Company does not believe that it would have a material adverse impact on its financial position or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

The unaudited consolidated financial statements include:

     Pacific Gas Transmission Company ("PGT")
     PGT's wholly owned businesses:
          PGT Australia Pty Limited ("PGT Australia")
          Pacific Gas Transmission International, Inc. ("PGT International") PGT Queensland Pty Limited ("PGT Queensland")
          PG&E Energy Trading Corporation ("Energy Trading") (formerly,
            Energy Source, Inc.)

     PGT and its subsidiaries collectively are referred to as the "Company." This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data in the Company's Form 10-K for the fiscal year ended December 31, 1996.

     The following discussion includes forward-looking statements that involve a number of risks and uncertainties including, but not limited to, the ongoing restructuring of the gas industry and the future results of new acquisitions. When used in Management's Discussion and Analysis of Financial Condition and Results of Operations, the words "estimates," "expects," "anticipates,"
"plans," and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Importantly, the ultimate impact of the restructuring of the gas industry and new acquisitions on future results is uncertain, but is expected to cause changes in the way the Company conducts its business and to cause earnings to be more volatile. These outcomes, and other matters discussed below, including the outcome of certain litigation with a firm shipper of PGT, may cause future results to differ materially from historical results or from results or outcomes currently expected or sought by the Company.


     GENERAL
     -------

     PGT is a wholly owned subsidiary of its parent holding company, PG&E Gas Transmission Corporation, which is a direct subsidiary of PG&E Corporation. Effective January 1, 1997, PG&E Corporation became the holding company for PGT's former parent company, Pacific Gas and Electric Company ("PG&E"). PG&E's ownership interest in PGT was transferred to PG&E Corporation.

     PGT's transportation system provides access to natural gas from producing fields in western Canada and extends from the British Columbia-Idaho border to the Oregon-California border. PGT's transportation system also provides service to various delivery points in Idaho, Washington and Oregon. PGT's natural gas transportation services are regulated by the Federal Energy Regulatory Commission ("FERC"). Various safety issues are subject to the jurisdiction of the United States Department of Transportation.

     During 1996, PGT developed a business strategy for expanding its core pipeline business by pursuing domestic and international business development opportunities which focus on the midstream segment of the natural gas industry. This strategy includes investing in pipelines, storage, gathering and processing, and marketing and trading capabilities in targeted geographic areas both within and outside of the United States. It excludes exploration and production of natural gas and distribution of natural gas to residential and commercial customers.

     Consistent with this strategy, during 1996, PGT established the PGT Queensland Unit Trust ("PGT Trust") to hold all of the assets of the Queensland State Gas Pipeline. These assets were purchased effective July 1, 1996, from the Government of the State of Queensland, Australia. The pipeline is referred to as the PGT Queensland Gas Pipeline ("PGTQ Pipeline"). The PGT Trust is owned by two wholly owned subsidiaries of PGT; PGT International, a California corporation, and PGT Queensland, an Australian corporation. PGT Queensland operates the pipeline. In addition, PGT established another wholly owned subsidiary, PGT Australia, an Australian corporation, to pursue new business development opportunities in Australia and to serve as trustee of the PGT Trust.

     During 1996, PGT also acquired the gas marketing operations of Edisto Resources Corporation in the United States and Canada, known jointly as "Energy Source, Inc." which was subsequently renamed PG&E Energy Trading Corporation ("Energy Trading"). Energy Trading has offices in Houston, Calgary, Tulsa, Pittsburgh and New York with a customer base in the Northeast and Midwest regions of the United States.

     Energy Trading is engaged in the purchase and resale of natural gas to a diversified customer base, primarily consisting of industrial and commercial companies, local distribution companies, and industry partners. Energy Trading aggregates natural gas supplies from producing basins in the United States and Canada, arranges transportation through pipelines from points of purchase to points of sale, and resells natural gas volumes to customers under a variety of standard and customized arrangements. These arrangements include a variety of short-term and long-term market sensitive and fixed-price contracts and financial instruments.


     In April 1997, PG&E Corporation announced that it will consolidate certain of the energy trading and support operations of Teco Pipeline Company, which it acquired in January 1997, into Energy Trading.

     PG&E Corporation is in the process of reorganizing certain aspects of its corporate structure and business lines. As a result of this reorganization, the pursuit of the midstream gas strategy outlined above will be undertaken by PGT's parent holding company, PG&E Gas Transmission Corporation, a direct subsidiary of PG&E Corporation. PGT's business development efforts will be focused on new and traditional markets in the Pacific Northwest.

     In connection with this reorganization, it is anticipated that during the second quarter of 1997, PGT's Australian operations will be transferred to another PG&E Corporation affiliate and Energy Trading will become a direct subsidiary of PG&E Corporation.

     CHANGING REGULATORY ENVIRONMENT
     -------------------------------

     Prior to November 1, 1993, PGT's business was primarily to provide bundled natural gas sales and transportation services to PG&E, firm transportation service to Pacific Interstate Transmission Company and to Northwest Pipeline Corporation, and open access interruptible transportation service to various other customers. In 1992, the FERC issued Order 636, which required open access pipelines to provide firm and interruptible transportation services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier, and required the termination of all pipeline bundled sales and transportation service. Effective November 1, 1993, PGT implemented the provisions of Order 636. PG&E terminated its gas purchases from PGT and began receiving an equivalent amount of firm transportation service from PGT under a long-term contract.

     Order 636 authorized PGT to adopt the straight fixed-variable ("SFV") rate design method for all rate schedules. Under the SFV rate design, a pipeline company's fixed costs, including return on equity and related taxes, associated with firm transportation service are collected through the reservation charge component of the pipeline company's firm transportation service rates.

     As a result of the current SFV rate design and based upon the settlement of its 1994 rate case, PGT is permitted to recover 97 percent of its fixed costs through reservation charges paid by firm transportation service customers.
These customers pay a reservation charge for firm transportation service on PGT's system, regardless of the volumes of gas transported. Consequently, the volume of gas transported by PGT for firm transportation service customers does not currently have a significant impact on PGT's operating results, and PGT's operating results are not significantly affected by fluctuating demand for gas based on the weather or changes in the price of natural gas.


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


     In January 1996, the FERC issued a policy statement on alternative methods for setting rates. The policy statement provides guidelines the FERC will use in evaluating market-based incentive rate proposals and negotiated rate proposals by pipeline companies. Of particular note is the negotiated or recourse rate program which provides a framework to allow negotiated terms and/or conditions for individual shippers, with the traditional cost of service rates and tariffs made available to all shippers as a default or recourse.

     In July 1996, the FERC adopted a new rule which standardizes technology and operating procedures for pipelines in order to promote greater integration of the national gas grid. During the same month, the FERC issued a Notice of Proposed Rulemaking to improve the efficiency of capacity release procedures and to allow rates above the cost-based rate cap in markets where pipelines can demonstrate they lack market power.

     Also in July 1996, the United States Court of Appeals for the District of Columbia Circuit generally affirmed Order 636, but remanded a few issues to FERC for further explanation. In February 1997, the FERC issued an order on remand (Order 636C), largely affirming its 636 policies. Order 636C changes the policy under which a firm shipper may renew its contract at the expiration of the original contract term. Under this new policy, existing shippers may renew their contracts if they pay the maximum reservation fee or if they pay the highest rate offered by other shippers for that capacity based upon a contract term of five years. A number of parties, including PGT, have requested rehearing of this change in policy.

     These regulatory initiatives are not expected to have a significant effect on PGT's financial position, liquidity, or results of operations in the foreseeable future.

     COMPETITION
     -----------

     Competition to provide natural gas transportation services has intensified in recent years. Regulatory changes, such as Order 636, have significantly increased customers' flexibility, choices and responsibility to directly manage their gas supplies.

     PGT has in the past, and will in the future, actively compete with other pipeline companies for transportation customers on the basis of transportation rates, access to competitively priced gas supply basins, and quality and reliability of transportation services. In addition, by providing interruptible and short-term firm transportation service, PGT competes with released capacity offered by shippers holding firm PGT capacity.

     PGT's principal competitor in providing transportation services to the Pacific Northwest is Northwest Pipeline Corporation. In California, four major interstate pipeline companies provide transportation services which compete with the services offered by PGT. Those companies are El Paso Natural Gas Company, Transwestern Pipeline Company, Mojave Pipeline Company, and Kern River Gas Transmission Company.

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

     PGT's transportation volumes are affected by market conditions in all markets it serves. A significant factor is the level of available hydroelectric generation which, in turn, causes the demand for natural gas as a fuel for electric generation to fluctuate. In addition, PGT's services face modest competition from fuel oil.

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

     Energy Trading faces intense competition in marketing gas to end user customers and local distributors in both its domestic and Canadian markets.
Its competitors include the major integrated oil and gas companies, other marketing companies affiliated with interstate pipeline companies and regional gas gatherers, and brokers and marketers of varying sizes, financial resources, and experience.

     This intense competition has placed downward pressure on the gross margins for Energy Trading's gas sales. As gross margins have decreased, the market share necessary to compete effectively in the industry has grown. During 1996, Energy Trading responded to this pressure by increasing its sales volumes.

     As noted above, it is anticipated that during the second quarter of 1997, PGT's Australian operations will be transferred to another PG&E Corporation affiliate and Energy Trading will become a direct subsidiary of PG&E Corporation. Accordingly, the financial results of the Australian operations and of Energy Trading would no longer be reflected in PGT's financial results.

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


     ACCOUNTING FOR THE EFFECTS OF REGULATION
     ----------------------------------------

     PGT currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS)
No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, PGT has accumulated approximately $60.8 million of regulatory assets as of March 31, 1997 including $8.4 million for relocation costs associated with the transfer of its headquarters from San Francisco to Portland, Oregon. Although PGT recorded a reserve against these relocation costs in 1996, management intends to seek recovery of these costs as well as all other regulatory assets through rates charged to customers.

     RESULTS OF OPERATIONS
     ---------------------


     Selected operating results and other data are as follows:

                                                Three Months Ended March 31,
                                                -----------------------------
                                                        1997             1996

                                                       -----------    ----------

                                                             (In Millions)

  Operating revenues                                  $   983.8        $  69.4
  Operating expenses                                      954.2           38.0
                                                        ----------      -------
     Operating income                                      29.6           31.4
  Other income and (income deductions)                     (0.2)           0.4
  Net interest expense                                     12.3           11.2
                                                        ----------      --------
     Income before income tax expense                      17.1           20.6
  Income tax expense                                        8.1            8.3
                                                        ----------      --------
     Net income                                       $     9.0        $  12.3
                                                        ===========    ========


     Net Income - Net income was $9.0 million for the three months ended March 31, 1997, compared with $12.3 million for the same period in 1996.
The $3.3 million decrease in the 1997 period was primarily the result of the timing and level of investment development expenditures incurred by the Company while pursuing its midstream gas growth strategy.


     OPERATING REVENUES - The components of total operating revenues are as follows:

                                                  Three Months Ended March 31,
                                                -------------------------------
                                                    1997            1996

                                                -------------   ------------
                                                         (In Millions)

  Gas marketing sales                              $ 922.5        $    -
  Gas transportation                                  61.3           57.3
  Gas supply restructuring (GSR) cost recovery           -           12.1
                                                  ---------       ---------
       Total operating revenues                    $ 983.8        $  69.4
                                                  =========       =========

     The $922.5 million in gas marketing sales in 1997 represents activity for Energy Trading, a natural gas marketing company which PGT acquired effective November 30, 1996. Energy Trading had a related cost of sales of $920.2 million, resulting in a gross margin of $2.3 million. Gas transportation revenues for the three-month period ended March 31, 1997, increased $4.0 million compared to the same period in 1996. This increase was primarily a result of $2.8 million in revenues from the PGTQ Pipeline, which was purchased effective July 1, 1996, and increased firm and interruptible revenues on PGT's pipeline.


     GSR cost recovery revenues reflect the collection from customers through volumetric surcharges and direct bills of deferred GSR costs over a three-year period, ending in November 1996, as permitted by the transition cost recovery mechanism (TCRM) approved by the FERC. These revenues had no effect on income as they were fully offset by the amortization of like amounts of deferred GSR costs.

     Operating Expenses - The components of total operating expenses are as follows:

                                                  Three Months Ended March 31,
                                                   ----------------------------
                                                        1997            1996
                                                    ------------    ------------
                                                             (In Millions)

  Cost of sales                                        $   920.2      $      -
  Gas supply restructuring (GSR) costs                         -          12.1
  Administrative and general                                15.2           9.4
  Operations and maintenance                                 4.8           4.4
  Depreciation and amortization                             10.9           9.1
  Property and other taxes                                   3.1           3.0
                                                       ------------   --------
       Total operating expenses                        $   954.2       $  38.0
                                                       ============   ========


     As discussed above, the $920.2 million cost of sales for the three months ended March 31, 1997 represents gas marketing expenses for Energy Trading that generated a gross margin of $2.3 million. GSR costs, which were directly offset by related revenues, were fully amortized during 1996.

     For the three months ended March 31, 1997, compared with the same period in 1996, the increases in administrative and general expenses, operations and maintenance expenses, and depreciation and amortization expenses were primarily a result of the operating activities of Energy Trading, the PGTQ Pipeline, and PGT Australia. These entities were not owned or operated by the Company during the first three months of 1996.

    Other Income and (Income Deductions) - Other income and income deductions for the three months ended March 31, 1997, decreased $0.6 million compared to the same period in 1996 primarily due to carrying charges on GSR costs earned in 1996 compared to 1997. The GSR costs were fully recovered during 1996.

     Interest Expense - Interest expense for the three months ended March 31, 1997, increased $1.1 million compared to the same period in 1996, primarily due to an increase in debt resulting from financing for new subsidiary operations. During 1997, interest expense for the PGTQ Pipeline was $1.7 million which was partially offset by $0.5 million in lower interest expense associated with revenue subject to refund balances which were repaid to customers during 1996.

    Interest on PGT's long-term debt was approximately $10.3 million for both three month periods ended March 31, 1997 and 1996. The average interest rate decreased to 7.3 percent in the three months ended March 31, 1997 compared to 7.4 percent during the same period in 1996, while the average balance of long-term debt outstanding during the three months ended
March 31, 1997, was $567 million compared to $563 million during the same period in 1996. The average effective interest rate for the PGTQ Pipeline was 7.4 percent, based upon an average long-term debt balance of $90.8 million.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     Sources of Capital - The Company's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing and capital contributions from its parent company. PGT pays dividends as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures and maintaining appropriate cash balances.

    Net Cash Provided by Operating Activities - For the three months ended March 31, 1997, net cash provided by operating activities was $38.3 million, as compared with net cash provided by operating activities of $47.0 million for the same period in 1996. The $8.7 million reduction is primarily a result of $11.5 million in GSR collections in 1996 and of cash requirements for the operating activities of PGT Australia and Energy Trading.

     Net Cash Used in Investing Activities - The $7.7 million increase in expenditures was primarily the result of the purchase of risk management assets associated with Energy Trading's gas marketing activities. The Company's expenditures for property, plant and equipment (including the allowance for borrowed funds used during construction) amounted to $5.9 million and $7.5 million for the three months ended March 1997, and 1996, respectively.

     Net Cash Used in Financing Activities - For the three months ended March 31, 1997, cash used in financing activities amounted to $33.5 million as a result of a reduction in long-term debt. For the three months ended March 31, 1996, cash used in financing activities amounted to $42.5 million and included a net $32.5 million reduction in long-term debt and a $10.0 million dividend paid to PG&E.

     LEGAL MATTERS
     -------------

     In the normal course of business, the Company is named as a party in a number of claims and lawsuits. In the past, substantially all of these have been litigated or settled with no significant impact on the Company's financial position, liquidity, or results of operations.

     See Note 2, "Contingencies," in the Notes to Consolidated Financial Statements contained in Item 1, Consolidated Financial Statements, above, for a discussion of a lawsuit against the Company involving antitrust and state law contract claims relating to a 30-year contract with a transportation customer of the Company. At this stage of litigation, the Company is unable to estimate the outcome of this matter, but such outcome could have a material adverse impact on the Company's results of operations in a future reporting period. The Company believes that the ultimate outcome of this matter will not have a material adverse impact on its financial position or liquidity.

     NEW ACCOUNTING STANDARD
     -----------------------

     Effective January 1, 1997, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." This SOP provides authoritative guidance for recognition, measurement, display, and disclosure of environmental remediation liabilities in financial statements. The adoption of SOP 96-1 did not have an adverse impact on the Company's financial position, liquidity, or results of operations.

PART II:  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
        -----------------

     Information responding to this Item is included in Note 2, "Contingencies," in the Notes to Consolidated Financial Statements in
Part I, Item 1, Consolidated Financial Statements, above, which information is incorporated herein by reference.

ITEM 5.  OTHER INFORMATION
        -----------------

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

     Reports on Form 8-K during the quarter ended March 31, 1997 and through the date hereof:

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



                            PACIFIC GAS TRANSMISSION COMPANY
                            --------------------------------

                                        (Registrant)






May 14, 1997                 By:  /s/   STANLEY C. KARCZEWSKI
                                   ---------------------------
                              Name:  Stanley C. Karczewski
                              Title: Vice President of Finance and Controller
                                     and Chief Financial Officer