Form 10-Q
period 1997-06-30
PACIFIC GAS TRANSMISSION CO
filed 1997-08-12
CIK 75491

                                     FORM 10-Q
                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

(Mark One) [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

                                      OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ----------- to ------------

                      COMMISSION FILE NO. 0-25842
                    Pacific Gas Transmission Company
            (Exact name of registrant as specified in its charter)

California                        94-1512922
(State or other jurisdiction of   (I.R.S. employer Identification
 incorporation or organization)    No.)

2100 SW River Parkway, Portland,
OR                                97201
(Address of principal executive   (Zip code)
offices)

Registrant's telephone number, including area code:  (503) 833-4000

Securities registered pursuant to
Section 12(g) of the Act:  Common
Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X Yes        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1997.

1,000 shares of common stock no par value. (All shares are owned by PG&E Gas Transmission Corporation.)

Registrant meets the conditions set forth in General Instruction (H) (1) (a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                              Statements of Consolidated Income (Unaudited)

                                           Three Months         Six Months
                                          Ended June 30,      Ended June 30,
------------------------------------------------------------------------------
(In Thousands)                             1997       1996     1997     1996
------------------------------------------------------------------------------
OPERATING REVENUES:
Gas transportation                      $ 45,263   $ 44,746 $ 93,929 $ 93,081
Gas transportation for affiliates         11,914      8,851   24,601   17,833
Gas supply restructuring cost recovery        -       7,528       -    14,618
  from affiliates
Gas supply restructuring cost recovery        -       5,564       -    10,579
------------------------------------------------------------------------------
          Total operating revenues        57,177      66,689  118,530 136,111
------------------------------------------------------------------------------
OPERATING EXPENSES:
Gas supply restructuring costs                -       13,092        -   25,197
Administrative and general                 8,914       7,211    21,502  16,648
Operations and maintenance                 3,560       4,075     8,316   8,462
Depreciation and amortization             10,375       9,236    20,705  18,352
Property and other taxes                   2,727       2,892     5,795   5,898
------------------------------------------------------------------------------
          Total operating expenses        25,576      36,506    56,318  74,557
------------------------------------------------------------------------------
OPERATING INCOME                          31,601      30,183    62,212  61,554
------------------------------------------------------------------------------
OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during
  construction                               161         107       233     196
Interest income                              351         432       444   1,183
Other -  net                              (3,490)       (720)   (4,615) (1,159)
------------------------------------------------------------------------------
          Total other income and
            (income deductions)           (2,978)       (181)   (3,938)    220
------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on long-term debt                11,754      10,018    23,694  20,327
Allowance for borrowed funds used during
  construction                              (105)        (83)     (154)   (154)
Other interest charges                       449       1,047       539   2,030
------------------------------------------------------------------------------
          Net interest expense            12,098      10,982    24,079  22,203
------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                     16,525      19,020    34,195  39,571

INCOME TAX EXPENSE                         5,432       7,331    13,552  15,631
------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS         11,093      11,689    20,643  23,940
------------------------------------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS BEFORE INCOME TAXES         (11,359)         -    (11,901)     -

INCOME TAX BENEFIT                         4,194          -      4,157      -
------------------------------------------------------------------------------
NET INCOME                               $ 3,928    $ 11,689  $ 12,899 $ 23,940
--------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         Consolidated Balance Sheets
-----------------------------------------------------------------------------
                                    ASSETS
-----------------------------------------------------------------------------

                                                  June 30,     December 31,
(In Thousands)                                      1997          1996
                                                 (Unaudited)     Audited
-----------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment in service        $  1,589,679  $ 1,586,225
Accumulated depreciation                            (436,935)    (416,190)
-------------------------------------------------------------------------------
    Net plant in service                           1,152,744    1,170,035
Construction work in progress                         23,488       17,529
-------------------------------------------------------------------------------
    Total property, plant and equipment - net      1,176,232    1,187,564
-------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                             13,293       11,969
Accounts receivable - gas transportation              18,138       22,241
Accounts receivable - affiliated companies             5,829       15,890
Deferred income taxes                                  2,113        2,478
Inventories (at average cost)                          6,943        6,510
Prepayments and other current assets                   6,408       12,181
Net assets of Energy Trading (see Note 2)                 -        56,102
-------------------------------------------------------------------------------
     Total current assets                             52,724      127,371
-------------------------------------------------------------------------------
DEFERRED CHARGES:
Income tax related                                    25,706       26,016
Deferred charge on reacquired debt                    14,257       14,859
Unamortized debt expense                               4,908        5,229
Regulatory assets                                     16,069       15,687
Other                                                  8,171        1,672
------------------------------------------------------------------------------
     Total deferred charges                           69,111       63,463
------------------------------------------------------------------------------
TOTAL ASSETS                                    $  1,298,067  $ 1,378,398
------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
                            Consolidated Balance Sheets
-------------------------------------------------------------------------------
                          CAPITALIZATION AND LIABILITIES
-------------------------------------------------------------------------------

                                             June 30,      December 31,
(In Thousands)                                 1997           1996
                                            (Unaudited)      Audited
--------------------------------------------------------------------------------
CAPITALIZATION:
Common stock - no par value, 1,000 shares
authorized, issued and outstanding          $   85,474    $   85,474
Additional paid-in capital                     242,000       242,000
Foreign currency translation adjustment         (5,953)         (183)
Reinvested earnings                            136,835       183,211
-------------------------------------------------------------------------------
     Total common stock equity                 458,356       510,502
Long-term debt                                 655,921       683,049
-------------------------------------------------------------------------------
     Total capitalization                    1,114,277     1,193,551
-------------------------------------------------------------------------------
CURRENT LIABILITIES:
Long-term debt - current portion                   401           384
Accounts payable and other accrued              22,403        28,541
  liabilities
Accrued taxes                                    1,634         2,482
--------------------------------------------------------------------------------
     Total current liabilities                  24,438        31,407
--------------------------------------------------------------------------------
DEFERRED CREDITS:
Deferred income taxes                          141,249       134,635
Other                                           18,103        18,805
--------------------------------------------------------------------------------
     Total deferred credits                    159,352       153,440
--------------------------------------------------------------------------------
Commitments and contingencies (see Note 3)          -             -
--------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES       $ 1,298,067   $ 1,378,398
--------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     Statements of Consolidated Cash Flows
                                (Unaudited)
-------------------------------------------------------------------------------

                                             Six Months Ended
                                                  June 30,
(In Thousands)                               1997         1996
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $ 12,899    $  23,940
Adjustments to reconcile net income to
net cash provided by operating activities:
     Depreciation and amortization           21,717       19,398
     Discontinued operations                  7,744           -
     Deferred income taxes                    7,289       (3,588)
     Gas supply restructuring costs              -        24,314
     Allowance for equity funds used
       during construction                     (233)        (196)
Changes in operating assets & liabilities:
     Accounts receivable                      4,103        1,634
     Accounts payable and other accrued
        liabilities                          (6,138)      (9,915)
     Accounts receivable-affiliated
       companies                             10,061        9,959
     Accrued taxes                             (848)      (2,440)
     Regulatory accruals                       (382)       7,368
     Other working capital                    5,340        1,421
Other - net                                  (1,859)        (760)
--------------------------------------------------------------------------------
     Net cash provided by operating
       activities                            59,693       71,135
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment expenditures                      (3,937)      (3,295)
Construction expenditures                   (17,643)     (19,059)
Allowance for borrowed funds used during       (154)        (154)
  construction
--------------------------------------------------------------------------------
     Net cash used in investing
       activities                           (21,734)     (22,508)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                 (26,635)     (36,272)
Construction financing                           -           338
Dividend paid to parent company             (10,000)     (10,000)
--------------------------------------------------------------------------------
     Net cash used in financing
       activities                           (36,635)     (45,934)
--------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS       1,324        2,693

CASH AND CASH EQUIVALENTS AT JANUARY 1       11,969        9,839
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT JUNE 30       $ 13,293    $  12,532
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid for (received from):
     Interest                              $ 22,546    $  21,652
     Income taxes                          $ (5,238)   $  10,208
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

Note 1:  Basis of Presentation
------------------------------

     The accompanying unaudited consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for the following entities:

     Pacific Gas Transmission Company (PGT)

     PGT's wholly owned subsidiaries:
          PG&E Gas Transmission Australia Pty Ltd (PG&E Australia) (formerly,
           PGT Australia Pty Limited)
          Pacific Gas Transmission International, Inc. (PGT International) PG&E Gas Transmission Queensland Pty Limited (PG&E Queensland)
           (formerly, PGT Queensland Pty Limited)

     PGT's former wholly owned subsidiary :
          PG&E Energy Trading Corporation (Energy Trading) through its date of disposition effective June 30, 1997 (see Note 2, below)

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

     It is currently anticipated that prior to year end, PGT's Australian operations will be transferred by PGT to another PG&E Corporation affiliate.

Note 2:     Discontinued Operations
-----------------------------------

     In April 1997, PG&E Corporation announced its intention to reorganize certain aspects of its corporate structure and business lines to support its long-term strategic goals. Consistent with this strategy, on June 30, 1997, PGT distributed all of the shares of Energy Trading to PGT's sole shareholder, PG&E Gas Transmission Corporation. PG&E Gas Transmission Corporation, in turn immediately thereafter, distributed these shares to its sole shareholder, PG&E Corporation (see PGT's Current Report on Form 8-K dated July 11,1997 for further discussion and related pro forma financial statements).

     Accordingly, Energy Trading's results are reported as discontinued operations. For financial reporting purposes, the measurement date applied is June 30, 1997, the date of disposal. In addition, since the shares of Energy Trading were transferred at the $49.3 million net book value at the time of distribution, there was no gain or loss on disposal. For the three and six months ended June 30, 1997, Energy Trading's revenues were $637.5 million and $1,560.0 million, respectively. For the purposes of cash flow presentation, this transfer was a noncash transaction.

     Net assets of Energy Trading at the date of disposal and at December 31, 1996 were as follows:

                                   At Date of     December 31,
                                   Disposal          1996
                                  ------------   -----------
                                         (in millions)
Property, plant & equipment - net  $   1.9      $    1.6
Cash, restricted cash and cash        14.4          31.0
  equivalents
Assets from risk management           27.5          16.6
Accounts receivable - net            348.7         386.9
Other current assets                   6.0           3.1
Goodwill and other deferred           29.1          23.9
  charges
Accounts payable from gas marketing (356.8)       (386.6)
Other current liabilities            (21.5)        (20.4)
                                   -----------   ----------
     Net assets                    $  49.3       $  56.1
                                   ===========   ==========

Note 3:  Contingencies
----------------------

     1994 Rate Case - In September 1996, the Federal Energy Regulatory Commission (FERC) approved a settlement of PGT's rate case which was filed in February 1994. The settlement provided for rolled-in rates effective on November 1, 1996. To mitigate the impact of the higher rolled-in rates, most of the firm shippers that paid rates lower than the rolled-in rate are receiving a reduction from the rolled-in rates for a six-year period, while the 1993 expansion shippers are paying a surcharge in addition to the rolled-in rates to offset the effect of the mitigation.

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

     Norcen Litigation:   On June 27, 1997, PGT and Pacific Gas and Electric
Company (PG&E) entered into a settlement agreement with Norcen Energy Resources Limited (Norcen Energy) and Norcen Marketing Incorporated (Norcen Marketing) resolving the litigation filed against PGT and PG&E by Norcen Energy and Norcen Marketing in the U.S. District Court, Northern District of California, on March 17, 1994. The settlement of this matter will not have a material adverse impact on the Company's financial condition, liquidity, or results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

The unaudited consolidated financial statements include:

     Pacific Gas Transmission Company (PGT)

     PGT's wholly owned businesses:
          PG&E Gas Transmission Australia Pty Ltd (PG&E Australia) (formerly,
           PGT Australia Pty Limited)
          Pacific Gas Transmission International, Inc. (PGT International) PG&E Gas Transmission Queensland Pty Limited (PG&E Queensland)
           (formerly, PGT Queensland Pty Limited)

     PGT's former wholly owned subsidiary:
          PG&E Energy Trading Corporation (Energy Trading) through its date of disposition effective June 30, 1997 (see Note 2 "Discontinued Operations" in the Notes to Consolidated Financial Statements contained in Item 1, Consolidated Financial Statements, above)

     PGT and its subsidiaries collectively are referred to as the "Company." This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data in the Company's Form 10-K for the fiscal year ended December 31, 1996.

     The following discussion includes forward-looking statements that involve a number of risks and uncertainties including, but not limited to, the ongoing restructuring of the gas industry and the future results of new acquisitions. When used in Management's Discussion and Analysis of Financial Condition and Results of Operations, the words "estimates," "expects," "anticipates," "plans," and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Importantly, the ultimate impact of the restructuring of the gas industry and new acquisitions on future results is uncertain, but is expected to cause changes in the way the Company conducts its business and to cause earnings to be more volatile. These outcomes may cause future results to differ materially from historical results or from results or outcomes currently expected or sought by the Company.

     General
     -------
     PGT is a wholly owned subsidiary of its parent holding company, PG&E Gas Transmission Corporation, which is wholly owned by PG&E Corporation. Effective January 1, 1997, PG&E Corporation became the holding company for PGT's former parent company, Pacific Gas and Electric Company (PG&E)and PG&E's ownership interest in PGT was transferred to PG&E Corporation.

     In April 1997, PG&E Corporation announced its intention to reorganize certain aspects of its corporate structure and business lines to support its long-term strategic goals. Consistent with this strategy, on June 30, 1997, PGT distributed all of the shares of Energy Trading to PGT's sole shareholder, PG&E Gas Transmission Corporation. PG&E Gas Transmission Corporation, in turn immediately thereafter, distributed these shares to its sole shareholder, PG&E Corporation (see PGT's Current Report on Form 8-K dated July 11,1997 for further discussion and related pro forma financial statements).

     Energy Trading primarily consists of the gas marketing operations of Edisto Resources Corporation in the United States and Canada which were acquired by PGT in 1996. Energy Trading is engaged in the purchase and resale of natural gas to a diversified customer base, primarily consisting of industrial and commercial companies, local distribution companies, and industry partners.

     During 1996, PGT established the PGT Queensland Unit Trust, to be renamed the PG&E Queensland Unit Trust (PG&E Qld Trust), to hold all of the assets of the Queensland State Gas Pipeline. These assets were purchased effective July 1, 1996, from the Government of the State of Queensland, Australia. The pipeline is referred to as the PG&E Queensland Gas Pipeline, formerly the PGT Queensland Gas Pipeline. The PG&E Qld Trust is owned by two wholly owned subsidiaries of PGT; PGT International, a California corporation, and PG&E Queensland, an Australian corporation. PG&E Queensland operates the pipeline. In addition, PGT established another wholly owned subsidiary, PG&E Australia (formerly PGT Australia Pty Limited), an Australian corporation, to pursue new business development opportunities in Australia and to serve as trustee of the PG&E Qld Trust.

     In connection with PG&E Corporation's reorganization, it is anticipated that prior to year end, PGT's Australian operations will be transferred to another PG&E Corporation affiliate.

     PGT's domestic transportation system provides access to natural gas from producing fields in western Canada and extends from the British Columbia-Idaho border to the Oregon-California border. PGT's transportation system also provides service to various delivery points in Idaho, Washington and Oregon. PGT's natural gas transportation services are regulated by the Federal Energy Regulatory Commission (FERC). Various safety issues are subject to the jurisdiction of the United States Department of Transportation.


     Changing Regulatory Environment
     -------------------------------

     Since November 1, 1993, when PGT adopted FERC Order 636, PGT has applied the straight fixed-variable (SFV) rate design method for firm rate schedules. Under the SFV rate design, an open access pipeline company's fixed costs, including return on equity and related taxes, associated with firm transportation service are collected through the reservation charge component of the pipeline company's firm transportation service rates.

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

     Fluctuating levels of throughput caused by these market conditions have only a minor financial effect on PGT because 97 percent of PGT's firm transportation service capacity is currently subscribed under long-term contracts with service billed under the SFV rate design.

     The PG&E Queensland Gas Pipeline is the only gas pipeline serving the Gladstone and Rockhampton areas of Australia. Presently, competition exists only in terms of more expensive alternative energy sources including distillate and diesel fuel. Another entity has announced a proposal to construct a natural gas pipeline from Papua New Guinea to Queensland that would potentially be in service in 2001. The proposed pipeline may or may not extend as far as the Gladstone area.

     As noted above, it is anticipated that prior to year end, PGT's Australian operations will be transferred to another PG&E Corporation affiliate.


     Future Expansions and Business Development
     ------------------------------------------

     PGT has received preliminary expressions of interest in providing firm transportation service to parties who cannot be accommodated with PGT's available firm transportation service capacity and whose needs may not be met through the release of capacity by PGT's current firm transportation service customers. PGT intends to continue to solicit such expressions of interest, and will consider adding additional firm transportation service capacity to its mainline system in the future if sufficient demand develops.


     Accounting for the Effects of Regulation
     ----------------------------------------

     PGT currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, PGT has accumulated approximately $61.7 million of net regulatory assets as of June 30, 1997 including $8.5 million for relocation costs associated with the transfer of its headquarters from San Francisco to Portland, Oregon. Although PGT recorded a reserve against these relocation costs in 1996, management intends to seek recovery of these costs as well as all other regulatory assets through rates charged to customers.

     Results of Operations
     ---------------------
     Selected operating results and other data are as follows:

                               Three Months Ended      Six Months Ended
                                    June 30,               June 30,
-----------------------------------------------------------------------------
                                  1997       1996        1997      1996
                                   (in millions)          (in millions)

Operating revenues             $  57.2     $  66.7    $  118.5  $  136.1
Operating expenses               (25.6)      (36.5)      (56.3)    (74.6)
-------------------------------------------------------------------------------
     Operating income             31.6        30.2        62.2      61.5
Other income and (income          (3.0)       (0.2)       (3.9)      0.2
  deductions)
Net interest expense             (12.1)      (11.0)      (24.1)    (22.2)
--------------------------------------------------------------------------------
     Income from continuing
       operations before taxes    16.5        19.0        34.2      39.5
Income tax expense                (5.4)       (7.3)      (13.6)    (15.6)
-------------------------------------------------------------------------------
     Income from continuing
       operations                 11.1        11.7        20.6      23.9
Income (loss) from
  discontinued operations        (11.4)         -        (11.9)       -
Income tax benefit                 4.2          -          4.2        -
--------------------------------------------------------------------------------
     Net Income                 $  3.9     $  11.7     $  12.9   $  23.9
================================================================================

     Net Income - Net income from continuing operations was $11.1 million and $20.6 million, respectively for the three and six months ended June 30, 1997, compared with $11.7 million and $23.9 million for the same periods in 1996. The $0.6 million and $3.3 million decreases in the 1997 periods, respectively, were primarily the result of the timing and level of investment development expenditures incurred by the Company and losses of $0.3 million and $0.7 million, respectively, by the PG&E Queensland Gas Pipeline.

     The net losses from discontinued operations of $7.2 million and $7.7 million for the three and six month periods ended June 30, 1997, respectively, represent the results of Energy Trading's operations prior to disposition.

     Operating Revenues - The components of total operating revenues are as follows:

                           Three Months Ended        Six Months Ended
                               June 30,                 June 30,
-------------------------------------------------------------------------------
                           1997      1996             1997      1996
--------------------------------------------------------------------------------
                           (in millions)             (in millions)
 Gas transportation        $ 57.2   $ 53.6         $ 118.5    $ 110.9
 Gas supply restructuring       -     13.1               -       25.2
 (GSR) cost
--------------------------------------------------------------------------------
  Total Operating Revenues $ 57.2   $ 66.7         $ 118.5    $ 136.1
================================================================================

       Gas transportation revenues for the three and six month periods ended June 30, 1997, increased $3.6 million and $7.6 million, respectively, compared to the same periods in 1996. These increases were primarily a result of $2.7 million and $5.5 million in revenues for the three and six month periods ended June 30, 1997, respectively, from the PG&E Queensland Gas Pipeline, which was purchased effective July 1, 1996. In addition, firm and interruptible revenues for the three and six month periods ended June 30, 1997 increased on PGT's pipeline compared to the same periods in 1996.

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

     Operating Expenses - The components of total operating expenses are as follows:

                                      Three Months Ended      Six Months Ended
                                            June 30,              June 30,
--------------------------------------------------------------------------------
                                        1997       1996         1997    1996
--------------------------------------------------------------------------------
                                         (in millions)          (in millions)
Gas supply restructuring (GSR) costs $    -      $ 13.1        $    -  $ 25.2
Administrative and general              8.9         7.2          21.5    16.6
Operations and maintenance              3.6         4.1           8.3     8.5
Depreciation and amortization          10.4         9.2          20.7    18.4
Property and other taxes                2.7         2.9           5.8     5.9
--------------------------------------------------------------------------------
     Total Operating Expenses        $ 25.6      $ 36.5        $ 56.3  $ 74.6
================================================================================

     As discussed above, GSR costs, which were directly offset by related revenues, were fully amortized during 1996.

     For the three and six month periods ended June 30, 1997 compared with the same periods in 1996, operating expenses, exclusive of GSR costs, increased $2.2 million and $6.9 million, respectively, as a result of expenses associated with the operating activities of the PG&E Queensland Gas Pipeline and PG&E Australia. These entities were not owned or operated by the Company during the first six months of 1996.

     Other Income and (Income Deductions) - Other income deductions for the three and six months ended June 30, 1997, increased $2.8 million and $4.1 million, respectively, compared to the same periods in 1996 primarily due to increased investment development expenses and reduced carrying charges on GSR costs earned in 1997 compared to 1996. The GSR costs were fully recovered during 1996.

     Interest Expense - Net interest expense for the three and six month periods ended June 30, 1997, increased $1.1 million and $1.9 million, respectively, compared to the same periods in 1996, primarily due to the interest incurred by the PG&E Queensland Gas Pipeline. During 1997, interest expense for the PG&E Queensland Gas Pipeline was $3.4 million which was partially offset by $1.0 million in lower interest expense associated with PGT's revenue subject to refund balances which were repaid to customers during 1996.

     For both the six months ended June 30, 1997 and 1996, interest on PGT's long-term debt was approximately $20.3 million, based upon an average interest
rate of 7.4 percent applied to an average balance of $553 million.    The
average effective interest rate for the PG&E Queensland Gas Pipeline was 7.6 percent, based upon an average long-term debt balance of $90.6 million.

     Sources of Capital - The Company's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing and capital contributions from its parent company. PGT pays dividends as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures and maintaining appropriate cash balances.

     Net Cash Provided by Operating Activities - For the six months ended June 30, 1997, net cash provided by operating activities was $59.7 million, as compared with net cash provided by operating activities of $71.1 million for the same period in 1996. The $11.4 million reduction is primarily a result of $24.3 million in GSR collections in 1996 offset, in part, by deferred taxes on revenues which were refunded to customers during 1996.

     Net Cash Used in Investing Activities - The Company's expenditures for property, plant and equipment (including the allowance for borrowed funds used during construction) amounted to $17.8 million and $19.2 million for the six months ended June 30, 1997 and 1996, respectively.

     Net Cash Used in Financing Activities - For the six months ended June 30, 1997, cash used in financing activities amounted to $36.6 million as a result of a reduction in long-term debt and a $10.0 million dividend paid to PGT's parent company. For the six months ended June 30, 1996, cash used in financing activities amounted to $45.9 million and included a net $36.3 million reduction in long-term debt and a $10.0 million dividend.


     Legal Matters
     -------------

     In the normal course of business, the Company is named as a party in a number of claims and lawsuits. In the past, substantially all of these have been litigated or settled with no significant impact on the Company's financial position, liquidity, or results of operations.

    On June 27, 1997, PGT and Pacific Gas and Electric Company (PG&E) entered into a settlement agreement with Norcen Energy Resources Limited (Norcen
Energy) and Norcen Marketing Incorporated (Norcen Marketing) resolving the litigation filed against PGT and PG&E by Norcen Energy and Norcen
Marketing in the U.S. District Court, Northern District of California, on
March 17, 1994. The settlement of this matter will not have a material adverse impact on the Company's financial condition, liquidity or results of operations.

     New Accounting Standards
     ------------------------

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

     During 1997, the Financial Accounting Standards Board has adopted the following new accounting statements:

     SFAS
     Number                        Description
     ------------------------------------------------------------------------
     128  Earnings per Share
     129  Disclosure of Information about Capital Structure
     130  Reporting Comprehensive Income
     131  Disclosures about Segments of an Enterprise and Related Information

     These statements primarily establish standards for financial statement presentation and disclosure requirements. Both SFAS No. 128 and 129 are effective for financial statements issued for periods ending after December 15, 1997 while SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of these statements will not have any effect on PGT's financial condition, liquidity, or results of operations.

PART II:  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     On June 27, 1997, PGT and Pacific Gas and Electric Company (PG&E) entered into a settlement agreement with Norcen Energy Resources Limited (Norcen Energy) and Norcen Marketing Incorporated (Norcen Marketing) resolving the litigation filed against PGT and PG&E by Norcen Energy and Norcen Marketing in the U.S. District Court, Northern District of California, on March 17, 1994.

     The settlement of this matter will not have a material adverse impact on the Company's financial condition, liquidity, or results of operations.


ITEM 5.  OTHER INFORMATION
--------------------------

     Not applicable.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
     (a)  Exhibit 27     - Financial Data Schedule for the six months ended June
                           30, 1997

     (b) Reports on Form 8-K during the quarter ended June 30, 1997 and through the date hereof:

       1.  June 11, 1997
           Item 5. Other Events - Litigation Settlement

       2.  July 11, 1997
           Item 2. Disposition of Assets - Distribution of all of the shares of PG&E Energy Trading Company to PG&E Gas Transmission Company

           Item 7. Pro Forma Financial Information - Pro Forma Financial Statements reflecting the disposition of PG&E Energy Trading Company

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



                         PACIFIC GAS TRANSMISSION COMPANY
                         --------------------------------
                                   (Registrant)



August 12, 1997          By:  /s/     STANLEY C. KARCZEWSKI
                         ----------------------------------
                         Name:  Stanley C. Karczewski
                         Title: Vice President of Finance and Controller
                                and Chief Financial Officer