Form 10-Q
period 1997-09-30
PACIFIC GAS TRANSMISSION CO
filed 1997-11-07
CIK 75491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1997
                                      OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period _______________ to ________________

                         COMMISSION FILE NO. 0-25842
                       Pacific Gas Transmission Company
            (Exact name of registrant as specified in its charter)

              California                               94-1512922
    (State or other jurisdiction of       (I.R.S. employer Identification No.)
    incorporation or organization)

  2100 SW River Parkway, Portland, OR                     97201
    (Address of principal executive offices)           (Zip code)

       Registrant's telephone number, including area code:  (503) 833-4000

Securities registered pursuant to Section 12(b) of the Act:
    TITLE OF EACH CLASS            NAME OF EXCHANGE ON WHICH REGISTERED
    -------------------            ------------------------------------
   7.10% Senior Notes Due 2005           New York Stock Exchange
 7.80% Senior Debentures Due 2025        New York Stock Exchange

Securities registered pursuant to
Section 12(g) of the Act:  Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X  No
                                           --    --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 1997.

1,000 shares of common stock no par value. (All shares are owned by PG&E Gas Transmission Corporation.)

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H) (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

TABLE OF CONTENTS
-----------------

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.   Consolidated Financial Statements

              Statements of Consolidated Income

              Consolidated Balance Sheets

              Statements of Consolidated Common Stock Equity

              Statements of Consolidated Cash Flows

              Notes to Consolidated Financial Statements

                  Note 1.  Basis of Presentation

                  Note 2.  PG&E Corporation Reorganization

                  Note 3.  Contingencies

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signature

PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

-------------------------------------------------------------------------------
                          STATEMENTS OF CONSOLIDATED INCOME
                                    (UNAUDITED)
-------------------------------------------------------------------------------

                                    Three Months Ended      Nine Months Ended
                                       September 30,         September 30,
------------------------------------------------------------------------------
(In Thousands)                         1997       1996       1997       1996
-------------------------------------------------------------------------------
OPERATING REVENUES:
Gas transportation                  $  49,203  $ 50,765   $ 143,132  $ 143,846
Gas transportation for affiliates      12,143     8,739      36,744     26,572
Gas supply restructuring cost               -     3,229           -     17,847
 recovery from affiliates
Gas supply restructuring cost               -     3,525           -     14,104
 recovery
-------------------------------------------------------------------------------
          Total operating revenues     61,346    66,258     179,876    202,369
-------------------------------------------------------------------------------
OPERATING EXPENSES:
Gas supply restructuring costs              -     6,754           -     31,951
Administrative and general             11,379     9,985      32,881     26,633
Operations and maintenance              5,102     3,389      13,418     11,851
Depreciation and amortization          10,375    10,127      31,080     28,479
Property and other taxes                2,826     3,019       8,621      8,917
-------------------------------------------------------------------------------
          Total operating expenses     29,682    33,274      86,000    107,831
-------------------------------------------------------------------------------
OPERATING INCOME                       31,664    32,984      93,876     94,538
-------------------------------------------------------------------------------
OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used            96        93         329        289
  during construction
Interest income                           168       860         612      2,043
Other -  net                           (1,734)   (2,427)     (6,349)    (3,586)
-------------------------------------------------------------------------------
          Total other income and       (1,470)   (1,474)     (5,408)    (1,254)
           (income deductions)
-------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on long-term debt             11,711    11,798      35,405     32,125
Allowance for borrowed funds used         (69)      (69)       (223)      (223)
  during construction
Other interest charges                    296     1,047         835      3,077
-------------------------------------------------------------------------------
          Net interest expense         11,938    12,776      36,017     34,979
-------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                  18,256    18,734      52,451     58,305

INCOME TAX EXPENSE                      7,008     7,274      20,560     22,905
-------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS      11,248    11,460      31,891     35,400
-------------------------------------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS BEFORE INCOME TAXES           -          -     (11,901)         -

INCOME TAX BENEFIT                         -          -       4,157          -
------------------------------------------------------------------------------
NET INCOME                           $ 11,248  $ 11,460    $ 24,147   $ 35,400
------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

------------------------------------------------------------------------------
                        CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
                                   ASSETS
------------------------------------------------------------------------------

                                             September 30,    December 31,
  (In Thousands)                                1997             1996
                                             (Unaudited)       (Audited)
-----------------------------------------------------------------------------
  PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment in             $ 1,473,991      $ 1,586,225
    service
  Accumulated depreciation                        (443,047)        (416,190)
------------------------------------------------------------------------------
  Net plant in service                           1,030,944        1,170,035
  Construction work in progress                     16,435           17,529
------------------------------------------------------------------------------
       Total property, plant and                 1,047,379        1,187,564
         equipment - net
-----------------------------------------------------------------------------
  CURRENT ASSETS:
  Cash and cash equivalents                         10,497           11,969
  Accounts receivable - gas                         15,989           22,241
    transportation
  Accounts receivable - affiliated                   2,188           15,890
    companies
  Deferred income taxes                                  -            2,478
  Inventories (at average cost)                      6,596            6,510
  Prepayments and other current assets               6,409           12,181
  Net assets of Energy Trading (see Note 2)              -           56,102
------------------------------------------------------------------------------
       Total current assets                         41,679          127,371
------------------------------------------------------------------------------
  DEFERRED CHARGES:
  Income tax related                                25,587           26,016
  Deferred charge on reacquired debt                13,956           14,859
  Unamortized debt expense                           4,110            5,229
  Regulatory assets                                 15,901           15,687
  Other                                              1,754            1,672
------------------------------------------------------------------------------
       Total deferred charges                       61,308           63,463
------------------------------------------------------------------------------
  TOTAL ASSETS                                 $ 1,150,366      $ 1,378,398
------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
                          CAPITALIZATION AND LIABILITIES
------------------------------------------------------------------------------

                                                 September 30,   December 31,
(In Thousands)                                       1997          1996
                                                 (Unaudited)     (Audited)
------------------------------------------------------------------------------
 CAPITALIZATION:
 Common stock - no par value, 1,000 shares    $     85,474       $    85,474
      authorized, issued and outstanding
 Additional paid-in capital                        192,250           242,000
 Foreign currency translation adjustment                 -              (183)
 Reinvested earnings                               155,358           183,211
------------------------------------------------------------------------------
      Total common stock equity                    433,082           510,502
 Long-term debt                                    526,310           683,049
------------------------------------------------------------------------------
      Total capitalization                         959,392         1,193,551
------------------------------------------------------------------------------

 CURRENT LIABILITIES:
 Long-term debt - current portion                      410               384
 Accounts payable and other accrued                 24,800            28,541
   liabilities
 Accrued taxes                                       4,053             2,482
------------------------------------------------------------------------------
      Total current liabilities                     29,263            31,407
------------------------------------------------------------------------------

 DEFERRED CREDITS:
 Deferred income taxes                             144,068           134,635
 Other                                              17,643            18,805
------------------------------------------------------------------------------
      Total deferred credits                       161,711           153,440
------------------------------------------------------------------------------

 CONTINGENCIES (see Note 3)                             -                  -
-----------------------------------------------------------------------------

 TOTAL CAPITALIZATION AND LIABILITIES         $  1,150,366       $ 1,378,398
------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

-------------------------------------------------------------------------------
                STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY
-------------------------------------------------------------------------------

                                                    Nine Months
                                                       Ended       Year Ended
                                                   September 30,  December 31,
(In Thousands)                                         1997           1996
                                                    (Unaudited)     (Audited)
-------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                     $  510,502    $  417,540
     Net income                                        24,147        43,145
     Capital contributions from parent company              -        60,000
     Return of capital of PG&E Energy Trading         (49,275)            -
        Corporation to parent company
     Cash dividends from retained earnings            (52,000)      (10,000)
         paid to parent company
     Contributed capital from sale of Australian        8,619             -
         investments
     Foreign currency translation                     (10,447)         (183)
     Other                                              1,536             -
-------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                           $  433,082    $  510,502
-------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

-------------------------------------------------------------------------------
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)
-------------------------------------------------------------------------------

                                                        Nine Months Ended
                                                           September 30,
-------------------------------------------------------------------------------
(In Thousands)                                            1997        1996
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  24,147    $  35,400
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                          32,886       29,415
  Discontinued operations                                 7,744            -
  Deferred income taxes                                  11,439       (5,962)
  Gas supply restructuring costs                              -       30,044
  Allowance for equity funds used during construction      (329)        (289)
Changes in operating assets and liabilities:
  Accounts receivable                                     4,815        9,058
  Accounts payable and other accrued liabilities         (1,195)      (1,797)
  Accounts receivable - affiliated companies             14,654       10,631
  Accrued taxes                                           1,571          232
  Regulatory accruals                                      (214)      11,527
  Other working capital                                   5,243       (1,569)
Other - net                                                (517)       3,864
------------------------------------------------------------------------------
    Net cash provided by operating activities           100,244      120,554
------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of subsidiaries to affiliated     42,000            -
   company
Investment expenditures                                  (2,891)    (136,227)
Sale of fixed assets                                      5,303            -
Construction expenditures                               (27,737)     (25,252)
Allowance for borrowed funds used during construction      (223)        (223)
-----------------------------------------------------------------------------
    Net cash provided by (used in) investing             16,452     (161,702)
      activities
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issued                                         -       91,742
Equity contribution from parent company                       -       10,000
Long-term debt issuance costs                                 -         (323)
Repayment of long-term debt                             (66,168)     (40,728)
Dividend paid to parent company                         (52,000)     (10,000)
-----------------------------------------------------------------------------
    Net cash provided by (used in) financing            (118,168)      50,691
      activities
-----------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (1,472)       9,543

CASH AND CASH EQUIVALENTS AT JANUARY 1                   11,969        9,839
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30             $  10,497    $  19,382
------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (received from):
    Interest                                          $  28,654    $  23,407
    Income taxes                                      $  (3,451)   $  22,673
-----------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------

NOTE 1:  BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for Pacific Gas Transmission Company (PGT) and its wholly owned subsidiaries including Pacific Gas Transmission International, Inc. (PGT International) and the following subsidiaries through their respective dates of disposition (see Note 2, below):

     Through June 30, 1997:

          PG&E Energy Trading Corporation (Energy Trading)

     Through September 26, 1997:

          PG&E Gas Transmission Australia Pty Limited (PG&E Australia)
           (formerly, PGT Australia Pty Limited)

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

NOTE 2:  PG&E CORPORATION REORGANIZATION
----------------------------------------

     In April 1997, PG&E Corporation, PGT's ultimate corporate parent, announced its intention to reorganize certain aspects of its corporate structure and business lines to support its long-term strategic goals. Consistent with this strategy, PGT has transferred ownership of its subsidiaries other than PGT International to other PG&E Corporation affiliates.

------------------------------------------------------------------

     PG&E ENERGY TRADING:
     --------------------

     On June 30, 1997, PGT distributed all of the shares of Energy Trading to PGT's sole shareholder, PG&E Gas Transmission Corporation. PG&E Gas Transmission Corporation, in turn immediately thereafter, distributed these shares to its sole shareholder, PG&E Corporation (see PGT's Current Report on Form 8-K dated July 11,1997 for further discussion and related pro forma financial statements).

     Accordingly, Energy Trading's results are reported as discontinued operations. For financial reporting purposes, the measurement date applied was June 30, 1997, the date of disposal. In addition, since the shares of Energy Trading were transferred at the $49.3 million net book value at the time of distribution, there was no gain or loss on disposal. For the six months ended June 30, 1997, Energy Trading's revenues were $1,560.0 million. For the purposes of cash flow presentation, this transfer was a noncash transaction. Net assets of Energy Trading at the date of disposal and at December 31, 1996 were as follows:

                                               At Date
                                                 of          December 31,
                                              Disposal           1996
                                             ----------      -----------
                                                  (in millions)
     Property, plant & equipment - net       $     1.9       $     1.6
     Cash, restricted cash and cash               14.4            31.0
        equivalents
     Assets from risk management                  27.5            16.6
     Accounts receivable - net                   348.7           386.9
     Other current assets                          6.0             3.1
     Goodwill and other deferred charges          29.1            23.9
     Accounts payable from gas marketing        (356.8)         (386.6)
     Other current liabilities                   (21.5)          (20.4)
                                             ----------      ----------
          Net assets                         $    49.3       $    56.1
                                             ==========      ==========

     PGT'S AUSTRALIAN INVESTMENTS:
     ------------------------------

     On September 26, 1997, PGT sold all of its investments in Australia to another PG&E Corporation affiliate for $42.0 million (see PGT's Current Report on Form 8-K dated October 6, 1997). The subsidiaries sold included PG&E Queensland, the operator of the the PG&E Queensland Gas Pipeline, and PG&E Australia. PG&E Australia was established to pursue new business development opportunities in Australia for PGT and to serve as trustee of the PG&E Queensland Unit Trust (PG&E Qld Trust). The PG&E Qld Trust, which holds the assets of the PG&E Queensland Gas Pipeline, was owned by PGT International
(a PGT wholly owned subsidiary) and PG&E Queensland. Net assets of PGT's Australian investments at the date of disposal and at December 31, 1996 were as shown below. The $8.6 million difference between the sales price of $42.0 million and PGT's net investment of $33.4 million was credited to additional paid in capital as no gain or loss was recognized upon disposition since this transaction was between entities within the PG&E Corporation consolidated group.


                                                 At Date
                                                   of          December 31,
                                                Disposal          1996
                                                ----------    -----------
                                                     (in millions)
Property, plant & equipment - net               $   123.1      $  135.2
Current assets                                        3.6           3.4
Deferred charges                                      0.6           0.8
Long-term debt                                      (89.8)        (90.8)
Current liabilities                                  (4.0)         (2.6)
Deferred credits                                     (0.1)         (0.1)
                                                ----------     ---------
    Net assets                                  $    33.4      $   45.9
                                                ==========     =========

------------------------------------------------------------------

NOTE 3:  CONTINGENCIES
----------------------

     1994 RATE CASE - In September 1996, the Federal Energy Regulatory Commission (FERC) approved a settlement of PGT's rate case which was filed in February 1994. The settlement provided for rolled-in rates effective on November 1, 1996. To mitigate the impact of the higher rolled-in rates, most of the firm shippers that had previously paid rates lower than the rolled-in rate are receiving a reduction from the rolled-in rates for a six-year period, while the 1993 expansion shippers are paying a surcharge in addition to the rolled-in rates to offset the effect of the mitigation.

     Although the FERC approved the settlement without modification, several shippers have sought rehearing of the FERC's order. PGT does not expect the FERC to modify the settlement as a result of these requests. Parties that have sought rehearing may petition the Court of Appeals if the FERC does not grant their rehearing requests. In the event the FERC does modify the settlement, PGT is permitted to terminate the settlement and reinstate the rates contained in its rate case proposal and proceed to a FERC decision based upon the evidence in the case.

     NORCEN LITIGATION:   On June 27, 1997, PGT and Pacific Gas and Electric
Company (PG&E) entered into a settlement agreement with Norcen Energy Resources Limited (Norcen Energy) and Norcen Marketing Incorporated (Norcen Marketing) resolving the litigation filed against PGT and PG&E by Norcen Energy and Norcen Marketing in the U.S. District Court, Northern District of California, on March 17, 1994. The settlement of this matter did not have a material adverse impact on the Company's financial condition, liquidity, or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

     The unaudited consolidated financial statements include Pacific Gas Transmission Company (PGT) and its wholly owned subsidiaries including Pacific Gas Transmission International, Inc. (PGT International) and the following subsidiaries through their respective dates of disposition (see "PG&E Corporation Reorganization" in Note 2 of the Notes to Consolidated Financial Statements contained in Part I, Item 1, Consolidated Financial Statements, above):

     Through June 30, 1997:

          PG&E Energy Trading Corporation (Energy Trading)

     Through September 26, 1997:

          PG&E Gas Transmission Australia Pty Limited (PG&E Australia)
           (formerly, PGT Australia Pty Limited)

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

     The following discussion includes forward-looking statements that involve a number of risks and uncertainties including, but not limited to, the ongoing
restructuring of the gas industry.   When used in Management's Discussion and
Analysis of Financial Condition and Results of Operations, the words "estimates," "expects," "anticipates," "plans," and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Importantly, the ultimate impact of the restructuring of the gas industry on future results is uncertain, but is expected to cause changes in the way the Company conducts its business and to cause earnings to be more volatile. These outcomes may cause future results to differ materially from historical results or from results or outcomes currently expected or sought by the Company.

     GENERAL
     -------

     PGT is a wholly owned subsidiary of its parent holding company, PG&E Gas Transmission Corporation, which is wholly owned by PG&E Corporation. Effective January 1, 1997, PG&E Corporation became the holding company for PGT's former parent company, Pacific Gas and Electric Company (PG&E). PG&E's ownership interest in PGT was transferred to PG&E Corporation.

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

     PG&E CORPORATION REORGANIZATION
     -------------------------------

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

     On September 26, 1997, PGT sold all of its investments in Australia to another PG&E Corporation affiliate for $42.0 million. The subsidiaries sold included PG&E Queensland, the operator of the PG&E Queensland Gas Pipeline, and PG&E Australia. PG&E Australia was established to pursue new business development opportunities in Australia for PGT and to serve as trustee of the PG&E Queensland Unit Trust (PG&E Qld Trust). The PG&E Qld Trust, which holds the assets of the PG&E Queensland Gas Pipeline, was owned by PGT International (a PGT wholly owned subsidiary) and PG&E Queensland. Since this transaction was between entities within the PG&E Corporation consolidated group, no gain or loss was recognized upon disposition.

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

     In July 1996, the FERC adopted a new rule that standardizes technology and operating procedures for pipelines in order to promote greater integration of the national gas grid. During the same month, the FERC issued a Notice of Proposed Rulemaking to improve the efficiency of capacity release procedures and to allow rates above the cost-based rate cap in markets where pipelines can demonstrate they lack market power.

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

     FUTURE EXPANSIONS AND BUSINESS DEVELOPMENT
     ------------------------------------------

     PGT has received preliminary expressions of interest in providing firm transportation service to parties who cannot be accommodated with PGT's available firm transportation service capacity and whose needs may not be met through the release of capacity by PGT's current firm transportation service customers. PGT continues to solicit such expressions of interest, and will consider adding additional firm transportation service capacity to its mainline system in the future if sufficient demand develops.

     ACCOUNTING FOR THE EFFECTS OF REGULATION
     ----------------------------------------

     PGT currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, PGT has accumulated approximately
$57.6 million of net regulatory assets as of September 30, 1997 including $8.6 million for relocation costs associated with the transfer of its headquarters from San Francisco to Portland, Oregon. Although PGT recorded a reserve against these relocation costs in 1996, management intends to seek recovery of these costs as well as all other regulatory assets through rates charged to customers.

     YEAR 2000 COMPLIANCE
     --------------------

     PGT has an information system initiative in process that will require increased expenditures during the next several years to convert certain computer systems to be Year 2000 compliant. The Year 2000 compliance issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems may either fail or not operate properly unless the underlying programs are modified or replaced.

     PGT is continuing to assess the extent of programming changes required to address this issue. Although final cost estimates have yet to be determined for these programming changes, it is anticipated that such costs will result in increased expenses during 1998 and 1999. It is not expected that these expenses will have a material adverse impact on PGT's financial condition, liquidity, or results of operations.

     RESULTS OF OPERATIONS
     ---------------------

     Selected operating results and other data are as follows:

                                         Three Months         Nine Months
                                             Ended              Ended
                                        September 30,        September 30,
                                      -----------------   ------------------
                                       1997      1996       1997      1996
                                      -----------------   ------------------
                                        (in millions)       (in millions)

Operating revenues                    $ 61.3    $ 66.3    $179.8    $ 202.4
Operating expenses                     (29.7)    (33.3)    (86.0)    (107.8)
                                      -------   -------   -------   --------
   Operating income                     31.6      33.0      93.8       94.6
Other income and (income deductions)    (1.5)     (1.5)     (5.4)      (1.3)
Net interest expense                   (11.9)    (12.8)    (36.0)     (35.0)
                                      -------   -------   -------   --------
   Income from continuing operations    18.2      18.7      52.4       58.3
    before taxes
Income tax expense                      (7.0)     (7.2)    (20.6)     (22.9)
                                      -------   -------   -------   --------
   Income from continuing operations    11.2      11.5      31.8       35.4
Income (loss) from discontinued            -         -     (11.9)         -
   operations
Income tax benefit                         -         -       4.2          -
                                      -------   -------   -------   --------
     Net Income                       $ 11.2    $ 11.5    $ 24.1    $  35.4
                                      =======   =======   =======   ========

     NET INCOME - Net income from continuing operations was $11.2 million and $31.8 million, respectively for the three and nine months ended September 30, 1997, compared with $11.5 million and $35.4 million for the same periods in 1996. The $0.3 million and $3.6 million decreases in the 1997 periods, respectively, were primarily the result of the timing and level of investment development expenditures incurred by the Company, and higher losses of $0.1 million and $0.9 million, respectively, by the PG&E Queensland Gas Pipeline, which was purchased effective July 1, 1996.

     The net loss of $7.7 million from discontinued operations for the nine month period ended September 30, 1997 represent the results of Energy Trading's operations prior to disposition.

     OPERATING REVENUES - The components of total operating revenues are as follows:

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------   -----------------
                                         1997      1996       1997      1996
                                       --------   -------   -------   -------
                                        (in millions)         (in millions)
Gas transportation                      $ 61.3    $ 59.5    $ 179.8   $ 170.4
Gas supply restructuring (GSR) cost          -       6.8          -      32.0
  recovery
                                        -------   -------   -------   -------
     Total Operating Revenues           $ 61.3    $ 66.3    $ 179.8   $ 202.4
                                        =======   =======   =======   =======

       Gas transportation revenues for the three and nine month periods ended September 30, 1997, increased $1.8 million and $9.4 million, respectively, compared to the same periods in 1996. These increases were primarily a result of improved revenues for PGT's pipeline in the Pacific Northwest. In addition, the nine months ended September 30, 1997, also reflects $5.6 million in revenues for an additional six months of operations in Australia since the PG&E Queensland Gas Pipeline was not purchased until July 1, 1996.

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

     OPERATING EXPENSES - The components of total operating expenses are as follows:

                                         Three Months
                                             Ended          Nine Months Ended
                                         September 30,        September 30,
                                        ----------------    -----------------
                                        1997       1996      1997      1996
                                        ----------------    -----------------
                                         (in millions)        (in millions)
  Gas supply restructuring (GSR)        $    -     $ 6.8     $   -    $  32.0
    costs
  Administrative and general              11.4      10.0      32.9       26.6
  Operations and maintenance               5.1       3.4      13.4       11.8
  Depreciation and amortization           10.4      10.1      31.1       28.5
  Property and other taxes                 2.8       3.0       8.6        8.9
                                        -------   ------    ------    -------
       Total Operating Expenses         $ 29.7     $33.3     $86.0    $ 107.8
                                        =======   ======    ======    =======

     As discussed above, GSR costs, which were directly offset by related revenues, were fully amortized during 1996.

     For the three and nine month periods ended September 30, 1997 compared with the same periods in 1996, operating expenses, exclusive of GSR costs, increased $3.2 million and $10.2 million, respectively, primarily as a result of $2.6 million and $9.4 million, respectively, for expenses associated with the operating activities of the PG&E Queensland Gas Pipeline and PG&E Australia. These entities were not owned or operated by the Company during the first six months of 1996.

     OTHER INCOME AND (INCOME DEDUCTIONS) - Other income deductions for the three months ended September 30, 1997 and 1996 were both $1.5 million. Other income deductions for the nine months ended September 30, 1997 increased $4.1 million compared to the same period in 1996 primarily due to increased investment development expenses and the absence of carrying charges on GSR costs earned in 1997 compared to 1996. The GSR costs were fully recovered during 1996.

     INTEREST EXPENSE - Net interest expense for the three months ended September 30, 1997, decreased $0.9 million compared to the same period in 1996 primarily as a result of interest expense associated with PGT's revenue subject to refund balances which were repaid to customers during 1996. Net interest expense for the nine months ended September 30, 1997 increased $1.0 million compared to the same period in 1996, primarily due to the interest incurred by the PG&E Queensland Gas Pipeline offset, in part, by reduced interest expense on PGT's revenue subject to refund balances. During the nine months ended September 30, 1997, interest expense for the PG&E Queensland Gas Pipeline increased $3.4 million compared to same period in 1996 since no interest was incurred prior to the July 1, 1996 acquisition date.

     For the nine months ended September 30, 1997, interest on PGT's long-term debt was approximately $30.3 million, based upon an average interest rate of 7.4 percent applied to an average balance of $546 million. For the nine months ended September 30, 1996, interest on PGT's long-term debt was approximately $30.4 million, based upon an average interest rate of 7.4 percent applied to an average balance of $549 million.

     For the nine months ended September 30, 1997, interest expense for the PG&E Queensland Gas Pipeline was approximately $5.1 million, based upon an average interest rate of 7.6 percent applied to an average balance of $90.4 million.
For the three and nine month periods ended September 30, 1996, the average interest rate for the PG&E Queensland Gas Pipeline was 7.3 percent, based upon an average long-term debt balance of $91.7 million.

     SOURCES OF CAPITAL - The Company's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing and capital contributions from its parent company. PGT pays dividends as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures and maintaining appropriate cash balances.

     NET CASH PROVIDED BY OPERATING ACTIVITIES - For the nine months ended September 30, 1997, net cash provided by operating activities was $100.2 million, as compared with net cash provided by operating activities of $120.6 million for the same period in 1996. The $20.4 million reduction is primarily a result of $30.0 million in GSR collections in 1996 offset, in part, by deferred taxes on revenues that were refunded to customers during 1996.

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES - For the nine months ended September 30, 1997, PGT received $42.0 million in proceeds for the sale of its Australian subsidiaries. The Company's expenditures for property, plant and equipment (including the allowance for borrowed funds used during construction) amounted to $28.0 million and $25.5 million for the nine months ended September 30, 1997 and 1996, respectively.

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES - For the nine months ended September 30, 1997, cash used in financing activities amounted to $118.2 million as a result of a $66.2 million reduction in long-term debt and a $52.0 million dividend paid to PGT's parent company. For the nine months ended September 30, 1996, cash provided by financing activities amounted to $50.7 million and included $91.4 million in additional debt issued to purchase the PG&E Queensland Gas Pipeline and a $10.0 million equity contribution from PGT's parent company offset, in part, by a $40.7 million reduction in long-term debt and a $10.0 million dividend.

     LEGAL MATTERS
     -------------

     In the normal course of business, the Company is named as a party in a number of claims and lawsuits. In the past, substantially all of these have been litigated or settled with no significant impact on the Company's financial position, liquidity, or results of operations. See "Contingencies" in Note 3 of the Notes to Consolidated Financial Statements contained in Part I, Item 1, Consolidated Financial Statements, above, for further discussion of significant pending legal matters.

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

     During 1997, the Financial Accounting Standards Board has adopted the following new accounting statements:

      SFAS
     Number                        Description
 ----------------    ----------------------------------------------
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

PART II:  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     On June 27, 1997, PGE and Pacific Gas and Electric Company (PG&E) entered into a settlement agreement with Norcen Energy Resources Limited (Norcen Energy) and Norcen Marketing Incorporated (Norcen Marketing) resolving the litigation filed against PGT and PG&E by Norcen Energy and Norcen Marketing in the U.S. District Court, Northern District of California, on March 17, 1994. The settlement of this matter did not have a material adverse impact on the Company's financial condition, liquidity, or results of operation.


ITEM 5.  OTHER INFORMATION
         -----------------
     Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

       (a) Exhibit 27 - Financial Data Schedule for the nine months ended September 30, 1997

       (b) Reports on Form 8-K during the quarter ended September 30, 1997 and through the date hereof:

            1. July 11, 1997
               Item 2. Disposition of Assets - Distribution of all of the shares of PG&E Energy Trading Company to PG&E Gas Transmission Company

               Item 7. Pro Forma Financial Information - Pro Forma Financial Statements reflecting the disposition of PG&E Energy Trading Company

            2. October 6, 1997
               Item 5. Other Events - PGT's sale of its Australian subsidiaries and interest in the PG&E Queensland Gas Pipeline to another PG&E Corporation affiliate


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            PACIFIC GAS TRANSMISSION COMPANY
                            --------------------------------
                                        (Registrant)



November 7, 1997         By:  /s/   STANLEY C. KARCZEWSKI
                                    ---------------------
                         Name:      Stanley C. Karczewski
                         Title:     Vice President of Finance and Controller
                                    and Chief Financial Officer