Form 10-K405
period 1997-12-31
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 1998-03-30
CIK 75491

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-25842

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION
                 (FORMERLY, PACIFIC GAS TRANSMISSION COMPANY)
            (Exact name of registrant as specified in its charter)

              CALIFORNIA                             94-1512922
    (State or other jurisdiction of     (I.R.S. employer Identification No.)
    incorporation or organization)
  2100 SW RIVER PARKWAY, PORTLAND, OR                   97201
    (Address of principal executive                  (Zip code)
               offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (503) 833-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          Title of Each Class           Name of Exchange on Which Registered
 -----------------------------------      -----------------------------------
      7.10% Senior Notes Due 2005              New York Stock Exchange
   7.80% Senior Debentures Due 2025            New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, No
                                   Par Value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

  State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 30, 1998: $0

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 30, 1998. 1,000 shares of common stock, no par value. (All shares are owned by PG&E Gas Transmission Corporation.)

                   Documents Incorporated by Reference: None

  REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I) (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I
Item 1.  Business.............................................................    1
          General.............................................................    1
          Foreign and Domestic Operations.....................................    2
          Certain Defined Terms...............................................    3
          Transmission System.................................................    4
          Future Expansions and Business Development..........................    5
          Customers and Services..............................................    5
          Rates and Regulation................................................    6
          Environmental Matters...............................................    8
Item 2.  Properties...........................................................    8
Item 3.  Legal Proceedings....................................................    8
Item 4.  Submission of Matters to a Vote of Security Holders (omitted)........    8

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..  9
Item 6.  Selected Financial Data (omitted)......................................  9
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................  9
Item 8.  Financial Statements and Supplementary Data............................ 22
          Report of Independent Public Accountants.............................. 23
          Statements of Consolidated Income..................................... 24
          Consolidated Balance Sheets--Assets................................... 25
          Consolidated Balance Sheets--Capitalization and Liabilities........... 26
          Statements of Consolidated Common Stock Equity........................ 27
          Statements of Consolidated Cash Flows................................. 28
          Notes to Consolidated Financial Statements............................ 29
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................... 42

PART III

Item 10. Directors and Executive Officers of the Registrant (omitted)........... 42
Item 11. Executive Compensation (omitted)....................................... 42
Item 12. Security Ownership of Certain Beneficial Owners and Management
         (omitted).............................................................. 42
Item 13. Certain Relationships and Related Transactions (omitted)............... 42

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........ 42
Signatures...................................................................... 45

                                    PART I

ITEM 1. BUSINESS

                                    GENERAL

CORPORATE STRUCTURE

  Effective January 1, 1998, Pacific Gas Transmission Company (PGT), incorporated in California in 1957, changed its name to PG&E Gas Transmission, Northwest Corporation (PG&E GT-NW). PG&E GT-NW is an interstate natural gas pipeline company regulated by the Federal Energy Regulatory Commission (FERC). PG&E GT-NW is affiliated with, but is not the same company as, Pacific Gas and Electric Company, the gas and electric company serving Northern and Central California. PG&E Corporation is the ultimate corporate parent for both PG&E GT-NW and Pacific Gas and Electric Company. PG&E Corporation is subject to the informational requirements of the Securities Exchange Act of 1934 and in accordance therewith, files reports, proxy statements, and other information with the Securities and Exchange Commission.

  During 1997, PG&E Corporation reorganized certain aspects of its corporate structure and business lines to support its long-term strategic goals. Consistent with this strategy, on June 30, 1997, PG&E GT-NW distributed all of the shares of PG&E Energy Trading Corporation, an energy trading entity with both domestic and Canadian operations, to PG&E GT-NW's sole shareholder, PG&E Gas Transmission Corporation. PG&E Gas Transmission Corporation, in turn, immediately thereafter distributed these shares to its sole shareholder, PG&E Corporation (see PG&E GT-NW's Current Report on Form 8-K dated July 11, 1997, for further discussion and related pro forma financial statements).

  On September 26, 1997, PG&E GT-NW sold all of its investments in Australia to another PG&E Corporation affiliate. The subsidiaries sold included PG&E Gas Transmission Queensland Pty Limited (PG&E Queensland; formerly, PGT Queensland Pty Limited), the operator of the PG&E Queensland Gas Pipeline, and PG&E Gas Transmission Australia Pty Limited (PG&E Australia; formerly, PGT Australia Pty Limited). PG&E Australia was established to pursue new business development opportunities in Australia for PG&E GT-NW and to serve as trustee of the PG&E Queensland Unit Trust (PG&E Qld Trust). The Company also sold its investment in the PG&E Qld Trust. This trust, which holds the assets of the PG&E Queensland Gas Pipeline, was beneficially owned by Pacific Gas Transmission International, Inc. (PGT International), a wholly owned subsidiary of PG&E GT-NW, and PG&E Queensland. (See PG&E GT-NW's Current Report on Form 8-K dated October 6, 1997 for further discussion.)

  PG&E GT-NW and its subsidiaries are referred to collectively as the "Company." The principal executive offices of PG&E GT-NW are located at 2100 SW River Parkway, Portland, Oregon 97201, and its telephone number is (503) 833-4000.

  The following information includes forward-looking statements that involve a number of risks, uncertainties, and assumptions. Words such as "estimates," "expects," "intends," "anticipates," "plans," and similar expressions identify those statements which are forward-looking. Those risks and uncertainties include the ongoing restructuring of the gas industry and other factors which are described in more detail below. Importantly, the ultimate impact of the restructuring of the gas industry on future results is uncertain, but is expected to cause changes in the way the Company conducts its business and to cause earnings to be more volatile. These outcomes may cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by the Company.

BUSINESS

  PG&E GT-NW was formed to construct, own, and operate the interstate segment of a Canadian-California pipeline system, which was originally built between 1960 and 1961 and expanded in 1981 and 1993. PG&E GT-

NW's mainline system extends from the British Columbia-Idaho border to the Oregon-California border, traversing Idaho, Washington and Oregon. Extensions from the mainline to Coyote Springs in Northern Oregon and to Medford in Southern Oregon were constructed in 1995. Pacific Gas and Electric Company owns and operates the portion of this pipeline system within California. PG&E GT-NW's gas pipeline facilities interconnect with the facilities owned by Pacific Gas and Electric Company at the Oregon-California border, with the facilities owned by Northwest Pipeline Corporation (Northwest Pipeline) in Northern Oregon and in Eastern Washington, and with the facilities owned by Tuscarora Gas Transmission Company (Tuscarora) in Southern Oregon. (See "Transmission System," below.)

  PG&E GT-NW's principal business is the transportation of natural gas, primarily from supplies in Canada, for customers located in the Pacific Northwest, Nevada, and California. PG&E GT-NW's customers are principally local retail gas distribution utilities, electric utilities that utilize natural gas to generate electricity, natural gas marketing companies that purchase and resell natural gas to end-use customers and utilities, natural gas producers, and industrial companies. PG&E GT-NW's customers are responsible for securing their own gas supplies and delivering them to PG&E GT-NW's system. PG&E GT-NW transports such supplies either to downstream pipelines, which then transport such supplies to customers, or directly to customers themselves. (See "Customers and Services," below.)

  PG&E GT-NW's natural gas transportation business is subject to regulation by the FERC under the Natural Gas Act of 1938 (Natural Gas Act) and the Natural Gas Policy Act of 1978 (NGPA). (See "Rates and Regulation," below.) PG&E GT-NW is also subject to the jurisdiction of the U.S. Department of Transportation, for safety matters concerning the operation of the pipeline, and the U.S. Department of Energy, for authorization to import natural gas for its own use or for resale.

EMPLOYEES

  As of December 31, 1997, PG&E GT-NW had 314 employees, of which approximately 110 were members of the International Brotherhood of Electrical Workers, Local 1245. The Company renegotiated and ratified a two year contract with that union effective January 1, 1997.

                        FOREIGN AND DOMESTIC OPERATIONS

  The following table shows the Company's operating results and assets by geographic region for 1997 and 1996. Australian operations, which commenced on July 1, 1996, were sold on September 26, 1997; and the Canadian operations of PG&E Energy Trading, which began on December 1, 1996, were transferred on June 30, 1997.

                                       1997                       1996
                             -------------------------  ------------------------
                             UNITED                     UNITED
                             STATES   AUSTRALIA CANADA  STATES  AUSTRALIA CANADA
                             -------  --------- ------  ------- --------- ------
                                           (DOLLARS IN MILLIONS)
Continuing Operations:
  Sales.....................   231.8     8.4      --      259.8     5.7     --
  Net income (loss).........    45.7    (3.7)     --       47.3    (3.9)    --
  Total assets at December
   31....................... 1,185.5     --       --    1,173.0   139.2     --
Discontinued Operations:
  Sales..................... 1,334.2     --     225.8     239.9     --     41.4
  Net income (loss).........    (6.9)    --      (0.8)      0.1     --     (0.4)
  Net assets at December 31.     --      --       --       47.5     --      8.6

                             CERTAIN DEFINED TERMS

  The following terms which are commonly used in the natural gas industry and which are used herein are defined as follows:

demand or      The amount paid by firm transportation service customers to
reservation    reserve pipeline service. The reservation charge is payable
charge:        regardless of the volumes of gas transported by such customers.

firm           The right to ship a quantity of gas between two points for the transportation term of the applicable contract as follows:
service: Long-term firm service contracts are for original contract terms extending for one or more years of duration.
                 Short-term firm service contracts are for terms less than one year.

gas supply     Costs incurred as a result of a pipeline's transition to
restructuring  unbundled transportation service under FERC Order 636. The cost
(GSR) costs:   of terminating natural gas supply and transportation contracts tied to the former merchant sales function comprises the majority of such costs for PG&E GT-NW.

hub            A service allowing customers to park or lend volumes of gas on
services:      PG&E GT-NW's pipeline for a contracted fee.

incremental    Rates charged to shippers based primarily upon the incremental
rates:         capital and operating costs incurred by the pipeline in
               constructing the additional facilities necessary to meet increased system requirements. Under incremental rates, a pipeline would generally charge higher rates to shippers contracting for capacity on newly added pipeline or "expansion" facilities as compared to shippers having firm transportation service rights on depreciated pre-expansion facilities.

interruptible Transportation of shippers' gas on an as-available basis. transportation service:

merchant       Natural gas aggregated by pipelines, under purchase contracts
sales          with natural gas producers, that is transported and resold to
orbundled      local distribution gas utility companies or end users at FERC-
service:       approved rates that reflect a combination of sales and
               transportation service.

open-access:   Transportation service provided on a nondiscriminatory basis pursuant to applicable FERC rules and regulations.

Order 636:     The FERC pipeline service restructuring rule that guided the industry's transition to unbundled, open-access pipeline service. Order 636 was issued in 1992 and most pipelines restructured their services from merchant service to transportation-only service during 1993. PG&E GT-NW implemented
               Order 636 on November 1, 1993.

rolled-in      Rates charged to shippers based upon the average cost of all of
rates:         the pipeline's mainline facilities and related operating costs without regard to the vintage of specific facilities. Costs related to facilities specifically added to serve individual customers, such as laterals or extensions, are generally excluded from the rolled-in system costs.

shippers:      Customers of a pipeline contracting to ship natural gas over the pipeline's transportation facilities.

straight       A cost recovery method for firm service under Order 636, which
fixed -        assigns all fixed costs, including return on equity and related
variable       taxes, to the demand or reservation component of rates.
(SFV):

units of       Mcf: One thousand cubic feet
measure:       MMcf: One million cubic feet
               MMcf/d: One million cubic feet per day
               Bcf: One billion cubic feet
               Btu: British thermal unit
               Therm: One hundred thousand Btus; the amount of heat energy in approximately 100 cubic feet of natural gas
               MMBtu: One million Btus or 10 therms
               Dt: Decatherm or one MMBtu
               MDt: One thousand decatherms or one thousand MMBtus

                              TRANSMISSION SYSTEM

PRESENT SYSTEM

  PG&E GT-NW's mainline system extends for approximately 612 miles from the vicinity of Kingsgate, British Columbia, where it interconnects with the pipeline system of Alberta Natural Gas Company, Ltd. (ANG) and Foothills Pipe Lines (South B.C.) Ltd. (Foothills), to the vicinity of Malin, Oregon, where it interconnects with the pipeline facilities of Pacific Gas and Electric Company and Tuscarora. PG&E GT-NW's mainline system is comprised of two parallel pipelines with 12 compressor stations totaling approximately 402,700 International Standards Organization (ISO) installed horsepower and ancillary facilities including metering, regulating facilities, and a communication system. PG&E GT-NW's dual pipeline system consists of approximately 639 miles of 36-inch diameter gas transmission line (612 miles of single 36-inch diameter pipe and 27 miles of 36-inch diameter pipeline looping) and approximately 590 miles of 42-inch diameter pipe.

  In addition, in 1995, PG&E GT-NW constructed two pipeline extensions, the Coyote Springs Extension to serve Portland General Electric Company (Portland General) and the Medford Extension to serve WP Natural Gas (WP Natural), a division of the Washington Water Power Company (collectively, the "Oregon Extensions"). The Coyote Springs Extension is comprised of approximately 18 miles of 12-inch diameter pipe, originating at a point on PG&E GT-NW's system 27 miles south of Stanfield, Oregon, connecting to Portland General's electric generation facility near Boardman, Oregon. The Medford Extension consists of approximately 22 miles of 16-inch diameter pipe and 66 miles of 12-inch diameter pipe and extends from a point on PG&E GT-NW's system near Bonanza, in Southern Oregon, to interconnection points with WP Natural at Klamath Falls and Medford, Oregon.

INTERCONNECTION WITH OTHER PIPELINES

 PACIFIC GAS AND ELECTRIC COMPANY'S PIPELINE FACILITIES

  Pacific Gas and Electric Company's intrastate gas pipeline system, which interconnects with PG&E GT-NW's facilities at the Oregon-California border, includes 36-inch and 42-inch diameter parallel pipelines which extend approximately 300 miles south to near Antioch, California, just east of the San Francisco Bay Area. There, the system becomes a twin 36-inch and 26-inch diameter gas pipeline system to Fresno County in Central California, where it becomes a twin 34-inch diameter pipeline system extending to the California-Arizona border near Topock, Arizona.

 NORTHWEST PIPELINE

  PG&E GT-NW's pipeline facilities are interconnected with the facilities of Northwest Pipeline near Spokane, Washington and Stanfield, Oregon. Northwest Pipeline is an interstate natural gas pipeline with which PG&E GT-NW both competes and cooperates for the delivery of natural gas in the Pacific Northwest and California.

 TUSCARORA

  PG&E GT-NW's pipeline facilities are interconnected with the facilities of Tuscarora near Malin, Oregon. Tuscarora is an interstate natural gas pipeline which transports gas from the interconnection with PG&E GT-NW to primarily the Reno, Nevada area. The pipeline was placed in service in November 1995.

 ANG, FOOTHILLS, AND NOVA GAS TRANSMISSION LTD. (NOVA) CANADIAN SYSTEMS

  ANG and Foothills currently own pipelines that extend through Southeastern British Columbia and connect with the pipeline system of NOVA at the Alberta-British Columbia border near Coleman, British Columbia and with the PG&E GT-NW pipeline system at the British Columbia-Idaho border near Kingsgate, British Columbia.

ANG's and Foothills' pipeline facilities are operated by ANG as an integrated system. NOVA owns and operates the intra-provincial pipeline transmission system in Alberta. NOVA delivers gas from Alberta production areas to Alberta gas distribution utilities, to some end-use customers, and to all provincial export points, including the Alberta-British Columbia border where NOVA's facilities interconnect with those of ANG and Foothills for delivery south into the PG&E GT-NW system. Through the ANG, Foothills, and NOVA systems, PG&E GT-NW's customers have access to the western Canadian gas production basin. On January 26, 1998, the boards of directors of TransCanada PipeLines Limited (TransCanada) and NOVA Corporation, the parent company of NOVA Gas Transmission Ltd., announced an agreement to merge the companies. TransCanada owns 100 percent of ANG, 49 percent of Foothills, and 50 percent of Tuscarora.

                  FUTURE EXPANSIONS AND BUSINESS DEVELOPMENT

  See "Future Expansion and Business Development," below, in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            CUSTOMERS AND SERVICES

CUSTOMERS

  PG&E GT-NW operates an open-access transportation system whereby gas is transported for third-party shippers on a nondiscriminatory basis. Transportation services have represented 100 percent of PG&E GT-NW's total volumes since PG&E GT-NW's merchant sales service to Pacific Gas and Electric Company was terminated effective November 1, 1993 with the implementation of Order 636.

  All but three percent of PG&E GT-NW's capacity allocated to firm transportation service is subscribed by customers under long-term firm transportation service agreements. These agreements have remaining terms ranging between 4 and 27 years. Additionally, PG&E GT-NW offers short-term firm and interruptible transportation service plus hub services, which allow customers the ability to park or lend volumes of gas on PG&E GT-NW's pipeline for a contracted fee. PG&E GT-NW provides interruptible transportation service when capacity is available to shippers in the order of the percentage of the full tariff rate that the shipper agrees to pay. For interruptible transportation shippers paying equivalent rates, PG&E GT-NW allocates service based on shippers' respective positions in PG&E GT-NW's first-come, first-served service queue. During 1997, PG&E GT-NW provided transportation services for 116 customers; 47 of these customers have long-term firm service transportation agreements with PG&E GT-NW while the remaining customers shipped under short-term firm, interruptible service or capacity release contracts. PG&E GT-NW's customers are principally local retail gas distribution utilities, electric utilities that utilize natural gas to generate electricity, natural gas marketing companies that purchase and resell natural gas to end-use customers and utilities, natural gas producers, and industrial companies.

  The largest customer of PG&E GT-NW in 1997 was Pacific Gas and Electric Company, accounting for approximately $49.1 million, or 20 percent, of its transportation revenues. There are two firm service transportation agreements with Pacific Gas and Electric Company which expire in the years 2002 and 2005, respectively. No other customer accounted for 10 percent or more of PG&E GT-NW's total revenues during 1997. In 1996, Pacific Gas and Electric Company accounted for approximately $55.6 million, or 21 percent, of PG&E GT-NW's transportation revenues.

  In 1997, approximately nine percent of PG&E GT-NW's transportation volumes and three percent of transportation revenues were attributable to interruptible transportation service.

  PG&E GT-NW's total transportation and sales quantities for each of the years 1993 through 1997 are set forth in the following table.

                                                         QUANTITIES (MDT)
                                                  ------------------------------
             YEAR                                  TOTAL  TRANSPORTATION  SALES
             ----                                 ------- -------------- -------
             1993................................ 555,668    286,424     269,244
             1994................................ 815,627    815,627         --
             1995................................ 885,186    885,186         --
             1996................................ 934,029    934,029         --
             1997................................ 969,257    969,257         --

COMPETITION

  See "Competition," below, in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             RATES AND REGULATION

GENERAL

  PG&E GT-NW is a "natural gas company" under the Natural Gas Act and the NGPA, and as such, is subject to the jurisdiction of the FERC.

  The Natural Gas Act grants the FERC authority over the construction and operation of pipelines and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement, or abandonment of such facilities, as well as the interstate transportation and wholesale sales of natural gas. PG&E GT-NW holds certificates of public convenience and necessity, issued by the FERC, authorizing it to construct and operate its pipelines and related facilities now in operation and to transport natural gas in interstate commerce. The FERC also has authority to regulate rates for natural gas transportation in interstate commerce.

  In addition, the National Energy Board of Canada (NEB) and Canadian gas-exporting provinces issue various licenses and permits for the removal of gas from Canada. These requirements parallel the process employed by the U.S. Department of Energy for the importation of Canadian gas. Regulatory actions by the NEB or the U.S. Department of Energy can have an impact on the ability of PG&E GT-NW's customers to import Canadian gas for transportation over the PG&E GT-NW system. In addition, actions of the NEB and Northern Pipeline Agency (NPA) can affect the ability of ANG and Foothills to construct any future facilities necessary for the transportation of gas to the interconnection with PG&E GT-NW's system at the United States-Canadian border.

FERC RATEMAKING

  Sections 4 and 5 of the Natural Gas Act provide the FERC with rate-setting authority over interstate natural gas pipeline companies. When PG&E GT-NW seeks a rate change, it must file an application with the FERC under Section 4 at least 30 days prior to the proposed effective date of the new rates. The FERC has the authority to suspend the effective date of the new rates for up to five months, and as a general matter does so, although from time to time the FERC will authorize a shorter suspension period. Section 4 also allows the FERC to require that any increase in rates collected during the pendency of a rate case (after the conclusion of the suspension period) be collected subject to refund, with interest. Refunds, if any, would be made upon conclusion of the rate case. The FERC routinely imposes such a refund condition on proposals to increase rates.

  Any major rate changes requested by PG&E GT-NW under Section 4 would be typically set for evidentiary hearings before an administrative law judge, whose initial decision is subject to review and a final decision by the FERC. Following a final decision by the FERC, PG&E GT-NW, or any other party to the proceeding, may seek judicial review of the decision by the United States Court of Appeals.

  Under Section 5 of the Natural Gas Act, the FERC may, on its own initiative or at the request of a third party, investigate PG&E GT-NW's rates to ascertain whether such rates are unjust or unreasonable. A Section 5 rate investigation proceeds in much the same fashion as a rate case under Section 4, except that there is no suspension period (since neither the FERC nor the company will have proposed new rates at the commencement of the rate case), and the FERC's determinations will be effective on a prospective basis only, so that a company is not required to make refunds.

  In a rate case, rates are set by dividing PG&E GT-NW's total cost of service by the total units of service, generally expressed as contract demand quantities and quantities of natural gas transported. Components of cost of service include operations and maintenance expenses, depreciation, return on investment, and related taxes. The calculation of the allowed return on investment is made with reference to PG&E GT-NW's "rate base," which is the total net value of its tangible and intangible assets. The net value of PG&E GT-NW's largest rate base component, utility plant in service, is determined on an original cost basis, less depreciation.

  The overall allowed rate of return on investment is a function of: (i) PG&E GT-NW's debt cost; (ii) the return on PG&E GT-NW's preferred stock, if any is outstanding; and (iii) the allowed return on PG&E GT-NW's common stock. The FERC is required to set the allowed return on common stock at a level sufficient to enable PG&E GT-NW to attract the equity capital necessary for its business and to be commensurate with the equity return realized by businesses having similar risk profiles.

  To establish rates for services, costs are separated into various functional aspects of a pipeline company's business, such as gas transportation, gas gathering, and gas storage, since different rates apply to the different services associated with those functions. The costs for each function are classified as either fixed or variable, and rates are calculated. PG&E GT-NW currently provides only gas transportation service. Therefore, the "functional" allocation of costs does not presently apply to PG&E GT-NW in the ratemaking context. However, for ratemaking purposes, PG&E GT-NW's plant and related costs for the existing Oregon Extensions are segregated from PG&E GT-NW's mainline pipeline.

  Under the FERC's current policies, transportation services are classified as either firm or interruptible, and PG&E GT-NW's fixed and variable costs are allocated between these types of service for ratemaking purposes. Firm transportation service customers pay both a reservation or demand charge and a commodity or delivery charge. The reservation charge is assessed for the customer's right to transport a specified quantity of gas over the term of the customer's contract, and is payable regardless of the actual volume of gas transported by the customer. The commodity or delivery charge is payable only with respect to the actual volume of gas transported by the customer. Interruptible transportation service customers pay only a commodity or delivery charge with respect to the actual volume of gas transported by the customer.

  Both firm and interruptible transportation service rates are established with a ceiling equal to PG&E GT-NW's total costs (fixed and variable) allocated to the service and a floor equal to the variable costs related thereto. PG&E GT-NW is allowed to vary or discount rates between the ceiling and the floor amounts on a non-discriminatory basis. PG&E GT-NW has not discounted long-term firm transportation service rates, but PG&E GT-NW sometimes discounts short-term firm and interruptible transportation service rates in order to maximize throughput.

  See "Rates and Regulation," below, in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion concerning the changing regulatory environment and the settlement of PG&E GT-NW's most recent general rate case.

                             ENVIRONMENTAL MATTERS

GENERAL

  The following discussion includes certain forward-looking information relating to the possible future impact of environmental compliance. It is subject to a number of assumptions and uncertainties, including changing laws and regulations, evolving technologies, and the selection of compliance alternatives. This information reflects PG&E GT-NW's current estimates which are periodically evaluated and revised. These estimates are subject to a number of assumptions and uncertainties, including changing laws and regulations, the ultimate outcome of complex factual investigations, evolving technologies, selection of compliance alternatives, the nature and extent of required remediation, the extent of PG&E GT-NW's responsibility, and the availability of recoveries or contributions from third parties. Future estimates and actual results may differ materially from those indicated below.

  PG&E GT-NW is subject to a number of federal, state, and local laws and regulations designed to protect human health and the environment by imposing stringent controls with regard to planning and construction activities, land use, and air and water pollution, and, in recent years, by governing the use, treatment, storage, and disposal of hazardous or toxic materials. These laws and regulations affect future planning and existing operations, including environmental protection and remediation activities. PG&E GT-NW has undertaken major compliance efforts with specific emphasis on its purchase, use, and disposal of hazardous materials, the cleanup or mitigation of historic waste spill and disposal activities, and the upgrading or replacement of PG&E GT-NW's bulk waste handling and storage facilities. The costs of compliance with environmental laws and regulations have generally been recovered in rates.

  Management believes that it is in substantial compliance with applicable existing environmental requirements and that the ultimate amount of costs, individually or in the aggregate, that will be incurred by the Company in connection with its compliance and remediation activities will not be material to its financial position, liquidity or results of operations. See "Environmental Matters" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below, for a general description of PG&E GT-NW's environmental compliance.

ITEM 2. PROPERTIES

  PG&E GT-NW's pipeline system consists of approximately 639 miles of 36-inch diameter gas transmission line (612 miles of single 36-inch diameter pipe and 27 miles of 36-inch diameter pipeline looping), approximately 590 miles of 42-inch diameter pipe, approximately 84 miles of 12-inch diameter pipe, and 22 miles of 16-inch diameter pipe, twelve compressor stations totaling approximately 402,700 ISO installed horsepower, and ancillary facilities including metering, regulating facilities, and a communications system. (For further information on PG&E GT-NW's pipeline system, see the discussion under "Transmission System" in Item 1, Business, above.)

  PG&E GT-NW leases its corporate headquarters office building in Portland, Oregon under a 20-year lease terminating in 2015. Payments under the lease approximate the debt service payments on the debt issued to finance the building, plus operating costs, taxes and insurance. See Note 4, "Long-term Debt," in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below.

ITEM 3. LEGAL PROCEEDINGS

  For information concerning material legal proceedings, see Note 8, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Since PG&E GT-NW meets the conditions set forth in General Instruction (I)
(1) (a) and (b) of Form 10-K, this information is omitted.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  PG&E GT-NW is an indirect wholly owned subsidiary of PG&E Corporation. Effective January 1, 1997, PG&E Corporation, incorporated in California in 1995, became the holding company for PG&E GT-NW's former parent company, Pacific Gas and Electric Company as well as PG&E GT-NW's new holding company, PG&E Gas Transmission Corporation.

  The payment of dividends by PG&E GT-NW on its common stock is restricted under the terms of a Credit Agreement dated May 31, 1995. (See "1995 Refinancing" in Note 4, "Long-term Debt," in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below.) Under the most restrictive provisions, approximately $106.7 million of PG&E GT-NW's retained earnings was available for dividends on its common stock as of December 31, 1997. In 1997 and 1996, PG&E GT-NW paid cash dividends on its common stock of $64 million and $10 million, respectively.

ITEM 6. SELECTED FINANCIAL DATA

  Since PG&E GT-NW meets the conditions set forth in General Instruction (I)
(1) (a) and (b) of Form 10-K, this information is omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              CORPORATE STRUCTURE

  The consolidated financial statements include PG&E Gas Transmission, Northwest Corporation (PG&E GT-NW) and its wholly owned subsidiary, Pacific Gas Transmission International, Inc. (PGT International), and the following subsidiaries through their respective dates of disposition:

  Through June 30, 1997:

    PG&E Energy Trading Corporation (PG&E Energy Trading)

  Through September 26, 1997:

    PG&E Gas Transmission Australia Pty Limited (PG&E Australia)

    PG&E Gas Transmission Queensland Pty Limited (PG&E Queensland)

  PG&E GT-NW and its subsidiaries collectively are referred to as the "Company."

  Effective January 1, 1998, Pacific Gas Transmission Company (PGT), incorporated in California in 1957, changed its name to PG&E Gas Transmission, Northwest Corporation. PG&E GT-NW is an interstate natural gas pipeline company regulated by the Federal Energy Regulatory Commission (FERC). PG&E GT-NW is affiliated with, but is not the same company as, Pacific Gas and Electric Company, the gas and electric company serving Northern and Central California. PG&E Corporation is the ultimate corporate parent for both PG&E GT-NW and Pacific Gas and Electric Company.

  During 1997, PG&E Corporation reorganized certain aspects of its corporate structure and business lines to support its long-term strategic goals. Consistent with this strategy, on June 30, 1997, PG&E GT-NW distributed all of the shares of PG&E Energy Trading to PG&E GT-NW's sole shareholder, PG&E Gas Transmission Corporation. PG&E Gas Transmission Corporation, in turn, immediately thereafter distributed these shares to its sole shareholder, PG&E Corporation (see PG&E GT-NW's Current Report on Form 8-K dated July 11, 1997, for further discussion and related proforma financial statements).

  On September 26, 1997, PG&E GT-NW sold all of its investments in Australia to another PG&E Corporation subsidiary for $42.0 million. The subsidiaries sold included PG&E Queensland (formerly, PGT Queensland Pty Limited), the operator of the PG&E Queensland Gas Pipeline, and PG&E Australia (formerly, PGT Australia Pty Limited). PG&E Australia was established to pursue new business development opportunities in Australia for PG&E GT-NW and to serve as trustee of the PG&E Queensland Unit Trust (PG&E Qld Trust). The Company also sold its investment in the PG&E Qld Trust. The PG&E Qld Trust, which holds the assets of the PG&E Queensland Gas Pipeline, was beneficially owned by PGT International and PG&E Queensland. Since this transaction was between entities within the PG&E Corporation consolidated group, no gain or loss was recognized upon disposition. (See PG&E GT-NW's Current Report on Form 8-K dated October 6, 1997 for further discussion.)

  The following discussion includes forward-looking statements that involve a number of risks, uncertainties, and assumptions. When used in Management's Discussion and Analysis of Financial Condition and Results of Operations, words such as "estimates," "expects," "intends," "anticipates," "plans," and similar expressions identify those statements which are forward-looking. Those risks and uncertainties include the ongoing restructuring of the gas industry and other factors which are described in more detail below. Importantly, the ultimate impact of the restructuring of the gas industry on future results is uncertain, but is expected to cause changes in the way the Company conducts its business and to cause earnings to be more volatile. These outcomes may cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by the Company.

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

                                    GENERAL

  PG&E GT-NW operates an open-access transportation system whereby gas from producing fields in Western Canada is transported from the British Columbia-Idaho border to the Oregon-California border for third-party shippers on a non-discriminatory basis. PG&E GT-NW's transportation system also provides service to various delivery points in Idaho, Washington, and Oregon. PG&E GT-NW's natural gas transportation services are regulated by the FERC, and various safety issues are subject to the jurisdiction of the United States Department of Transportation.

  A major expansion of PG&E GT-NW's system was placed into service on November 1, 1993, increasing PG&E GT-NW's net utility plant in service from approximately $150 million to nearly $1 billion. Extensions from the mainline to Coyote Springs in Northern Oregon and to Medford in Southern Oregon were constructed in 1995. Pacific Gas and Electric Company owns and operates the portion of the Canadian-California pipeline system within California.

  The largest customer of PG&E GT-NW in 1997 was Pacific Gas and Electric Company, accounting for approximately $49.1 million, or 20 percent of PG&E GT-NW's total transportation revenues during 1997. No other customer accounted for 10 percent or more of PG&E GT-NW's total revenues during 1997. In 1996, Pacific Gas and Electric Company accounted for approximately $55.6 million, or 21 percent, of PG&E GT-NW's transportation revenues. In 1997, PG&E GT-NW provided transportation services for 116 customers; 47 of these customers have long-term firm service transportation agreements with PG&E GT-NW for remaining terms that range between 4 and 27 years, while the remaining customers shipped under short-term firm, interruptible service or capacity release contracts. Additionally, PG&E GT-NW offers hub services, which allow customers the ability to park or lend volumes of gas on PG&E GT-NW's pipeline for a contracted fee. PG&E GT-NW provides interruptible transportation service when capacity is available to shippers in the order of the percentage of the full tariff rate that the shipper agrees to pay. For interruptible transportation shippers paying equivalent rates, PG&E GT-NW allocates service based on shippers' respective positions in PG&E GT-NW's first-come, first-served service queue. PG&E GT-NW's customers are principally local retail gas distribution utilities, electric utilities that utilize natural gas to generate electricity, natural gas marketing companies that purchase and resell natural gas to end-use customers and utilities, natural gas producers, and industrial companies. See "Legal Matters" in Note 8, "Commitments and Contingencies," in
Item 8, Financial Statements and Supplementary Data, below, for a discussion of the settlement of a litigation filed against PG&E GT-NW by one of its long-term firm transportation service customers challenging the validity of its contract.

                             RATES AND REGULATION

 GENERAL

  PG&E GT-NW is a "natural gas company" under the Natural Gas Act and the NGPA, and as such, is subject to the jurisdiction of the FERC.

  The Natural Gas Act grants authority to the FERC over the construction and operation of pipelines and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement, or abandonment of such facilities, as well as the interstate transportation and wholesale sales of natural gas. PG&E GT-NW holds certificates of public convenience and necessity, issued by the FERC, authorizing it to construct and operate its pipelines and related facilities now in operation and to transport natural gas in interstate commerce. The FERC also has authority to regulate rates for natural gas transportation in interstate commerce.

  In addition, the National Energy Board of Canada (NEB) and Canadian gas-exporting provinces issue various licenses and permits for the removal of gas from Canada. These requirements parallel the process employed by the U.S. Department of Energy for the importation of Canadian gas. Regulatory actions by the NEB or the U.S. Department of Energy can have an impact on the ability of PG&E GT-NW's customers to import Canadian gas for transportation over the PG&E GT-NW system. In addition, actions of the NEB and Northern Pipeline Agency (NPA) can affect the ability of ANG and Foothills to construct any future facilities necessary for the transportation of gas to the interconnection with PG&E GT-NW's system at the United States-Canadian border.

  Under the FERC's current policies, transportation services are classified as either firm or interruptible, and PG&E GT-NW's fixed and variable costs are allocated between these types of service for ratemaking purposes. Firm transportation service customers pay both a reservation or demand charge and a commodity or delivery charge. The reservation charge is assessed for the customer's right to transport a specified quantity of gas over the term of the customer's contract, and is payable regardless of the actual volume of gas transported by the customer. The commodity or delivery charge is payable only with respect to the actual volume of gas transported by the customer. Interruptible transportation service customers pay only a commodity or delivery charge with respect to the actual volume of gas transported by the customer.

  Both firm and interruptible transportation service rates are established with a ceiling equal to PG&E GT-NW's total costs (fixed and variable) allocated to the service and a floor equal to the variable costs related thereto. PG&E GT-NW is allowed to vary or discount rates between the ceiling and the floor amounts on a non-discriminatory basis. PG&E GT-NW has not discounted long-term firm transportation service rates, but PG&E GT-NW sometimes discounts short-term firm and interruptible transportation service rates in order to maximize throughput.

 CHANGING REGULATORY ENVIRONMENT

  In 1992, the FERC issued Order 636, which required open-access pipelines to provide firm and interruptible transportation services on a nondiscriminatory basis for all gas supplies, whether purchased from the pipeline company or from another gas supplier, and required the termination of all merchant or bundled sales service. As a result of Order 636, PG&E GT-NW now operates only as a transporter of natural gas. In July 1996, the United States Court of Appeals for the District of Columbia Circuit generally affirmed Order 636, but remanded a few issues to FERC for further explanation. In February 1997, the FERC issued an order on remand (Order 636C), largely affirming its 636 policies. Order 636C changes the policy under which a firm shipper may renew its contract at the expiration of the original contract term. Under this new policy, existing shippers may renew their contracts if they pay the maximum reservation fee or if they pay the highest rate offered by other shippers for that capacity based upon a contract term of five years. A number of parties, including PG&E GT-NW, have requested rehearing of this change in policy.

  As required by Order 636, PG&E GT-NW has also implemented a capacity release program. As a result, by the end of 1997, all of PG&E GT-NW's firm transportation service customers had elected to execute new contracts which enable them to release their capacity to replacement shippers on a temporary or permanent basis. In the case of a capacity release for a term less than the remaining contract term, a releasing shipper remains responsible to PG&E GT-NW for the reservation charges associated with the released capacity. With respect to a release for the full remaining term of the contract, the releasing shipper is no longer responsible for the reservation charges associated with the released capacity if the replacement shipper meets the credit-worthiness provisions of PG&E GT-NW's tariff and agrees to pay the full reservation fee. The capacity release program has affected the number and types of customers using PG&E GT-NW's system, but has not impacted PG&E GT-NW's financial results. Capacity release also provides PG&E GT-NW with the ability to serve more shippers without constructing new facilities.

  Since November 1, 1993, when PG&E GT-NW adopted FERC Order 636, PG&E GT-NW has applied the straight fixed-variable (SFV) rate design method for firm rate schedules. Under the SFV rate design, an open-access pipeline company's fixed costs, including return on equity and related taxes, associated with firm transportation service are collected through the reservation charge component of the pipeline company's firm transportation service rates.

  As a result of the current SFV rate design and based upon the settlement of its 1994 rate case, PG&E GT-NW is permitted to recover 97 percent of its fixed costs through reservation charges paid by firm transportation service customers. These customers pay a reservation charge for firm transportation service on PG&E GT-NW's system, regardless of the volumes of gas transported. Consequently, the volume of gas transported by PG&E GT-NW for firm transportation service customers does not currently have a significant impact on PG&E GT-NW's operating results, and PG&E GT-NW's operating results are not significantly affected by fluctuating demand for gas based on the weather or changes in the price of natural gas.

  While PG&E GT-NW believes that the SFV rate design is likely to continue over the near term, a departure from SFV rate design (whereby a portion of fixed costs would be assigned to the commodity or delivery component of rates) could cause PG&E GT-NW's operating results to be affected by fluctuations in the volumes of gas transported on its system. Similarly, the extent to which PG&E GT-NW's cost of service is recovered under long-term contracts also affects the impact that variations in PG&E GT-NW's throughput would have on its operating results.

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

  In July 1996, the FERC adopted a new rule which standardizes technology and operating procedures for pipelines in order to promote greater integration of the national gas grid. During the same month, the FERC issued a Notice of Proposed Rulemaking (NOPR) to improve the efficiency of capacity release procedures and to allow rates above the cost-based rate cap in markets where pipelines can demonstrate they lack market power.

  During 1997, the FERC issued several orders to standardize communications and practices of pipelines, thereby creating a more integrated and efficient pipeline grid. In the most recent ruling in November 1997, the FERC issued a NOPR to set standards for electronic communication, nomination and imbalance procedures. The NOPR proposes, among other items, that by June 1999, all business transactions will be conducted on the public Internet. Pipeline companies need to develop connections using internet tools, directory services and communication protocols to provide non-discriminatory access to all electronic information.

  The FERC also adopted and reaffirmed a new policy that the long-term growth component of return on equity (ROE) be based on the long-term growth rate of the economy as a whole. The FERC will consider both the discounted cash flow
(DCF) method for calculating equity returns and individual risk characteristics of each pipeline to make ROE determinations on a case-by-case basis.

  These regulatory initiatives are not expected to have a material impact on PG&E GT-NW's financial position, liquidity or results of operations in the foreseeable future.

 SETTLEMENT OF RATE CASE

  In September 1996, the FERC approved, without modification, the proposed settlement of PG&E GT-NW's rate case. The rate case was initially filed on February 28, 1994, while the proposed settlement was filed with the FERC on March 21, 1996. The settlement provided for rolled-in rates effective on November 1, 1996. To mitigate the impact of the higher rolled-in rates, most of the firm shippers that had previously paid rates lower than the rolled-in rates are receiving a reduction from the rolled-in rates for a six year period, while the 1993 expansion shippers are paying a surcharge in addition to the rolled-in rates to offset the effect of the mitigation.

  Although the implementation of rolled-in rates by itself does not change PG&E GT-NW's total revenue requirement, the settlement does provide for, among other things, a lower total cost of service of $206 million, lower depreciation rates, and a return on equity of 12.2 percent from September 1, 1994, the effective date of the rates in this case. In addition, under the settlement, approximately three percent of PG&E GT-NW's firm transportation service capacity was relinquished effective November 1, 1996, for subscription to other shippers who may desire the capacity. Approximately $7.5 million of costs were also allocated to short-term firm and interruptible services.

  The overall effect of the settlement on rates, including mitigation measures and the agreed upon lower cost of service, was to decrease PG&E GT-NW's current 100 percent load factor transportation rates for the full distance of the pipeline (from the Canadian-U.S. border to the Oregon-California border) from $0.48 to $0.33 per Decatherm (Dt) for the 1993 expansion shippers, and to increase the transportation rate for most of the pre-1993 expansion shippers from $0.16 to either $0.20 or $0.24 per Dt, depending upon the level of mitigation applicable to each shipper. The rolled-in rate for the full distance is $0.26 per Dt. In November 1996, PG&E GT-NW refunded the difference between the amounts based on its as-filed cost of service of $217 million and the amounts that would have been collected at the settlement cost of service of $206 million. PG&E GT-NW had established a reserve adequate for its refund obligation under the settlement.

  Although the FERC approved the settlement without modification, several shippers sought rehearing of the FERC's order. In March 1998, the FERC denied these requests for rehearing and reaffirmed its approval of the settlement. The opposing shippers could petition for judicial review by a United States Court of Appeals. In the event the settlement were to be modified as a result of an appeal, PG&E GT-NW would be permitted to terminate the settlement and reinstate the rates contained in its rate case proposal and proceed to a FERC decision based upon the evidence in the case.

 OREGON EXTENSIONS

  In 1995, PG&E GT-NW completed the Coyote Springs and the Medford extensions (the "Oregon Extensions") of its pipeline facilities in Oregon. Portland General Electric Company (Portland General), PG&E GT-NW's customer on the Coyote Springs Extension, pays an incremental rate for service based on costs associated with such facilities. Most of the capacity on the Medford Extension was subscribed under a firm transportation service agreement with WP Natural, which was effective November 1, 1995. Under this contract, WP Natural paid a negotiated first year transportation rate which subsequently increases or decreases each year by the percentage change in competing residential electric rates in the region served by WP Natural, but not below $3.7 million.

                                  COMPETITION

  Competition to provide natural gas transportation services has intensified in recent years. Regulatory changes, such as Order 636, have significantly increased customers' flexibility, choices and responsibility to directly manage their gas supplies.

  PG&E GT-NW has in the past, and will in the future, actively compete with other pipeline companies for transportation customers on the basis of transportation rates, access to competitively priced gas supply basins, and quality and reliability of transportation services. In addition, in providing interruptible transportation service, PG&E GT-NW competes with released capacity offered by shippers holding firm PG&E GT-NW capacity. PG&E GT-NW's principal competitor in providing transportation services to the Pacific Northwest is Northwest Pipeline Corporation. In California, four major interstate pipeline companies provide transportation services which compete with the services offered by PG&E GT-NW.

  In the current open-access environment, the competitiveness of a pipeline company's transportation services in the market it serves is determined generally on the basis of delivered natural gas prices, of which transportation cost is a portion of the total delivered price, but also to some extent on the quality and reliability of transportation services. PG&E GT-NW's system delivers gas primarily from Western Canada. Gas from this region has been competitively priced in relation to gas from other supply basins serving PG&E GT-NW's market areas. The competitive strength of Canadian gas supplies in Western U.S. markets has been evidenced by consistently high throughput on the PG&E GT-NW system since Canadian gas prices were deregulated in the mid-1980's.

  PG&E GT-NW's transportation volumes are affected by market conditions in all markets it serves. A significant factor is the level of available hydroelectric generation which in turn causes the demand for natural gas as a fuel for electric generation to fluctuate. In addition, PG&E GT-NW's services face modest competition from fuel oil. Fluctuating levels of throughput caused by these market conditions only have a minor financial effect on PG&E GT-NW because 97 percent of PG&E GT-NW's firm transportation service capacity is currently subscribed under long-term contracts with service billed under the SFV rate design.

                   FUTURE EXPANSION AND BUSINESS DEVELOPMENT

  On December 30, 1997, PG&E GT-NW filed a certificate application with the FERC to expand its pipeline capacity by upgrading three compressors on the northern portion of its mainline system. Approximately 72 percent of the additional new capacity of 56,000 Dt/day for annual service plus 20,000 Dt/day for winter service has been contracted with customers for terms ranging from three to seven years for the annual service and 15 years for the winter service. PG&E GT-NW expects that the remainder of the capacity will be subscribed prior to the in-service date of the facilities. The regulatory review process, which encompasses the environmental impact of the project, is expected to be completed during the second quarter of 1998. The estimated cost is $6.0 million, and the facilities are expected to be placed in service by November 1998.

  PG&E GT-NW intends to solicit expressions of interest for additional capacity, and will consider developing additional firm transportation service capacity to its mainline system in the future if sufficient demand develops. In addition to mainline expansions and extensions off of its mainline system, PG&E GT-NW is considering opportunities to expand its core pipeline business primarily within its service territory. Growth prospects are primarily focused on investing in pipelines, storage, and gathering and processing capabilities.

                   ACCOUNTING FOR THE EFFECTS OF REGULATION

  PG&E GT-NW currently accounts for the effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, PG&E GT-NW has accumulated approximately $59.6 million of regulatory assets as of December 31, 1997, including $8.6 million for relocation costs associated with the transfer of its headquarters from San Francisco, California to Portland, Oregon, and $3.6 million for pension and other postretirement benefits related to PG&E GT-NW's 1997 Workforce Management Program (WMP). (See PG&E GT-NW's Current Report on Form 8-K dated December 12, 1997 for further discussion.) Although PG&E GT-NW recorded a reserve against the deferred WMP program costs in 1997 and the relocation costs in 1996, management intends to seek recovery of these costs as well as all other regulatory assets through rates charged to customers.

                             RESULTS OF OPERATIONS

  Selected operating results and other data for fiscal years 1997, 1996 and 1995 are as follows:

                                                            FOR THE YEAR ENDED
                                                          ------------------------
                  RESULTS OF OPERATIONS                   1997(a)  1996(b)   1995
                  ---------------------                   -------  -------  ------
                                                              (IN MILLIONS)
Operating revenues....................................... $240.2   $265.5   $269.2
Operating expenses.......................................  115.4    142.7    147.3
                                                          ------   ------   ------
  Operating income.......................................  124.8    122.8    121.9
Other income and (income deductions).....................  (11.9)    (4.9)     7.3
Net interest expense.....................................   46.0     45.6     46.3
                                                          ------   ------   ------
  Income from continuing operations before taxes.........   66.9     72.3     82.9
Income tax expense.......................................   24.8     28.8     31.3
                                                          ------   ------   ------
  Income from continuing operations......................   42.1     43.5     51.6
Income (loss) from discontinued operations...............  (11.9)    (0.3)     --
Income tax benefit (expense).............................    4.1     (0.1)     --
                                                          ------   ------   ------
  Net Income............................................. $ 34.3   $ 43.1   $ 51.6
                                                          ======   ======   ======
Ratio of earnings to fixed charges (c)...................    2.4      2.6      2.7
                                                          ------   ------   ------

--------
(a) 1997 results reflect: (i) PG&E Energy Trading's operations as a discontinued operation from January 1, 1997 through its date of disposition, June 30, 1997; and (ii) PG&E Australia's and the PG&E Queensland Gas Pipeline's operations through their date of sale, September 26, 1997.
(b) 1996 results reflect: (i) PG&E Energy Trading's operations as a discontinued operation from December 1, 1996 through December 31, 1996; and (ii) the results of the PG&E Queensland Gas Pipeline from July 1, 1996 through December 31, 1996, including $5.7 million in operating revenues and $3.7 million in operating expenses.
(c) For purposes of computing the ratio of earnings to fixed charges, earnings are computed by adding to income from continuing operations, the provision (benefit) for income taxes and fixed charges. Fixed charges consist of interest, the amortization of debt issuance costs, and a portion of rents deemed to be representative of interest. Fixed charges are not reduced by the allowance for borrowed funds used during construction, but such allowance is included in the determination of earnings.

  NET INCOME -- Net income was $34.3 million in 1997, compared with $43.1 million in 1996, and $51.6 million in 1995. PG&E Energy Trading's results of operations have been reclassified as a discontinued operation. Net losses from discontinued operations were $7.8 million in 1997 compared to $0.4 million in 1996. During 1997, compared with 1996, transportation revenues, excluding gas supply restructuring (GSR) cost recovery, increased $6.8 million, or three percent; and operating expenses, excluding GSR cost amortization, increased $4.8 million, or four percent, resulting in a $2.0 million, or two percent, increase in operating income. Included in operating expenses in 1997 is $5.0 million for non-recurring expenses associated with PG&E GT-NW's WMP. The WMP consisted of a Voluntary Retirement Incentive (VRI) program supplemented by involuntary severances.

  Other income deductions increased $7.0 million during 1997 compared with 1996, primarily due to $5.5 million in higher investment development expenses and the absence of carrying charges on GSR costs in 1997 compared to the amount earned in 1996. GSR costs were fully recovered in 1996. The Company spent $12.7 million in investment development expenses in 1997 compared with $7.2 million in 1996.

  Despite higher transportation revenues and lower interest on long term debt in 1996 compared with 1995, net income declined $8.5 million, or 16 percent. This primarily resulted from the combination of three non-recurring adjustments. First, during 1996, a reserve of $8.4 million ($5.2 million after tax) was recorded against deferred relocation costs associated with the transfer of PG&E GT-NW's headquarters from San Francisco, California to Portland, Oregon. Second, and partially offsetting the relocation cost reserve, was the reversal of $4.2 million for reserves ($2.6 million after tax) for use tax on compressor fuel and related interest. Third, the results for 1995 included the benefit of reversing a $7.6 million ($4.7 million after tax) reserve for gas supply restructuring ("GSR") costs.

 OPERATING REVENUES -- The components of total operating revenues are as follows:

                                                            FOR THE YEAR ENDED
                                                           --------------------
                     OPERATING REVENUES                     1997   1996   1995
                     ------------------                    ------ ------ ------
                                                              (IN MILLIONS)
   Gas transportation..................................... $240.2 $233.4 $217.3
   Gas supply restructuring (GSR) cost recovery...........    --    32.1   51.9
                                                           ------ ------ ------
     Total operating revenues............................. $240.2 $265.5 $269.2
                                                           ====== ====== ======

  Gas transportation revenues increased $6.8 million, or three percent, in 1997 compared with 1996 primarily as a result of improved short-term firm revenues for PG&E GT-NW's pipeline in the Pacific Northwest supplemented by $2.6 million in higher revenues for the PG&E Queensland Gas Pipeline in Australia. Since this pipeline was purchased on July 1, 1996 and sold on September 26, 1997, the results reflect six months of activity during 1996 compared with nine months of activity during 1997. Gas transportation revenues increased by $16.1 million, or seven percent, in 1996 compared with 1995 as a result of increased firm and interruptible volumes on PG&E GT-NW's system. In addition, the increase from 1995 to 1996 reflected a full year of revenue from the Oregon Extensions and six months of revenues from the PG&E GT-NW Queensland Gas Pipeline.

  GSR cost recovery revenues reflect the collection from customers through volumetric surcharges and direct bills of deferred GSR costs over a three year period, ending in November 1996, as permitted by the Transition Cost Recovery Mechanism (TCRM) approved by the FERC. The FERC approved a total of $168.5 million of GSR costs plus interest for recovery through the TCRM. In 1996, these revenues had no effect on income as they were fully offset by the amortization of like amounts of deferred GSR costs.

 OPERATING EXPENSES--The components of total operating expenses are as follows:

                                                            FOR THE YEAR ENDED
                                                           --------------------
                     OPERATING EXPENSES                     1997   1996   1995
                     ------------------                    ------ ------ ------
                                                              (IN MILLIONS)
   Administrative and general............................. $ 44.1 $ 44.9 $ 38.2
   Operations and maintenance.............................   19.3   17.9   20.1
   Depreciation and amortization..........................   40.6   38.9   33.1
   Property and other taxes...............................   11.4    8.9   12.4
                                                           ------ ------ ------
     Subtotal.............................................  115.4  110.6  103.8
   Gas supply restructuring (GSR) costs...................    --    32.1   43.5
                                                           ------ ------ ------
     Total operating expenses............................. $115.4 $142.7 $147.3
                                                           ====== ====== ======

  As discussed above, GSR costs were fully amortized during 1996. The 1995 GSR costs include the amortization of $55.1 million of deferred costs which were billed to customers in 1995, less an adjustment for $11.6 million, primarily to adjust previously estimated non-recoverable GSR costs to actual.

  Total operating expenses, excluding GSR costs, increased $4.8 million in 1997 compared with 1996. PG&E GT-NW's total operating expenses increased $3.7 million, primarily as a result of higher depreciation and amortization expenses and increased property and other taxes. The PG&E Queensland Gas Pipeline's operating expenses increased $1.1 million as its results reflect nine months of operations in 1997 in contrast to only six months of operations in 1996. The PG&E Queensland Gas Pipeline was purchased on July 1, 1996, and sold on September 26, 1997.

  Administrative and general expenses decreased $0.8 million in 1997 compared to 1996. During both years, the Company recognized a major non-recurring expense. In 1997, $5.0 million was accrued for the cost of the WMP, and in 1996, an $8.4 million reserve was recognized for the cost to relocate the Company's headquarters from San Francisco, California to Portland, Oregon. During 1997, the Company also incurred $1.0 million in higher labor expenses, $1.3 million in increased pension and benefit expenses, and $0.5 million in incremental additional costs associated with making the Company's computer systems compliant with Year 2000 requirements (see "Year 2000 Compliance," below). Administrative and general expenses increased $6.7 million in 1996 compared to 1995 primarily as a result of the $8.4 million reserve for relocation expenses.

  Operations and maintenance expenses increased by $1.4 million in 1997 compared to 1996 primarily as a result of the nature and timing of compressor station maintenance on the PG&E GT-NW pipeline. For similar reasons, operations and maintenance expenses decreased $2.2 million in 1996 compared to 1995.

  The $1.7 million increase in depreciation in 1997 compared to 1996 was due to the combination of higher depreciation of $0.9 million for PG&E GT-NW due to increased plant in service and $0.8 million for the PG&E Queensland Gas Pipeline primarily due to an additional three months of operations. The increase in depreciation and amortization in 1996 compared to 1995 resulted from increased plant in service, PG&E Queensland Gas Pipeline's depreciation, and an adjustment recorded in 1995 to adjust depreciation expense from September through December 1994 to reflect the lower rates contained in the settlement of PG&E GT-NW's 1994 rate case.

  The 1996 reversal of a $2.9 million reserve for use tax on compressor fuel for prior years was the primary reason for the $2.5 million increase in property and other taxes in 1997 compared to 1996. This reversal was also the principal reason for the decrease in property and other taxes in 1996 compared to 1995.

  OTHER INCOME AND (INCOME DEDUCTIONS) -- Other income deductions were $7.0 million higher in 1997 compared to 1996 primarily due to $5.5 million in higher investment development expenses and the absence of carrying charges on GSR costs in 1997 compared to the amount earned in 1996. GSR costs were fully recovered in 1996. The Company spent $12.7 million in investment development expenses in 1997 compared with $7.2 million in 1996. Other income decreased $12.2 million from 1995 to 1996 principally due to: increased investment development expenses of $6.5 million; reduced interest income of $4.1 million as a result of the combination of lower invested cash balances and reduced unrecovered GSR balances, which earn interest; and $1.2 million in decreased equity allowance for funds used during construction (AFUDC) reflecting the completion of extensions in Oregon on November 1, 1995.

  INTEREST EXPENSE -- The Company's interest expense, excluding AFUDC, increased $0.4 million in 1997 compared to 1996, primarily due to $1.7 million in additional interest expense incurred by the PG&E Queensland Gas Pipeline offset, in part, by reduced interest expense for PG&E GT-NW. Interest expense for the PG&E Queensland Gas Pipeline in 1997 was $5.1 million, based upon an average interest rate of 7.6 percent applied to an average long-term debt balance of $90.4 million for nine months. The interest expense for the PG&E Queensland Gas Pipeline was $3.4 million in 1996 based upon an average interest rate of 7.5 percent and an average long-term debt balance of $91.7 million for six months. PG&E GT-NW's interest expense on long-term debt decreased $0.6 million in 1997 compared to 1996, primarily due to a reduction in average debt to $537.5 million in 1997 from $549.8 million in 1996. The average interest rate for 1997 was 7.44 percent compared with 7.39 percent for 1996.

  The Company's interest expense, excluding AFUDC, decreased $1.6 million from 1995 to 1996, primarily due to the combination of a reduction in average debt from $582.3 million in 1995 to $549.8 million in 1996 and a decline in the average interest rate from 7.69 percent in 1995 to 7.39 percent in 1996. In addition, 1996 reflects the reversal of interest accrued on a use tax liability. These factors were offset, in part, by an increase in interest associated with the capital lease of PG&E GT-NW's corporate office, which was effective July 1995, and interest expense related to the PG&E Queensland Gas Pipeline's operations of $3.4 million.

  AFUDC increased $0.1 million in 1997 compared with 1996 due to the nature and timing of capital projects. AFUDC decreased $0.9 million in 1996 from 1995 because of higher capital expenditures qualifying for AFUDC during 1995 for the Oregon Extensions, which were placed in service on November 1, 1995.

                        LIQUIDITY AND CAPITAL RESOURCES

  During 1997, the balance of cash and cash equivalents increased $36.3 million compared with 1996. During 1996, the balance of cash and cash equivalents increased $2.1 million compared with 1995. A detailed discussion of the Company's operating, investing and financing activities follows below.

  SOURCES OF CAPITAL -- The Company's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing and capital contributions from its parent company. PG&E GT-NW pays dividends as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures and maintaining appropriate cash balances. In connection with the acquisitions of the PG&E Queensland Gas Pipeline and PG&E Energy Trading during 1996, Pacific Gas and Electric Company, the Company's former parent company, made capital contributions of $10.0 million and $50.0 million, respectively.

  CASH FLOWS FROM OPERATING ACTIVITIES -- For the year ended December 31, 1997, net cash provided by operating activities was $123.3 million, as compared with $90.0 million in 1996. The $33.3 million increase primarily resulted from the non-recurring $31.4 million refund to customers paid in 1996. For the year ended December 31, 1996, net cash provided by operating activities was $90.0 million, as compared with net cash provided by operating activities of $137.5 million in 1995. The $47.5 million decrease was also due primarily to the customer refund paid in 1996 as a result of settlement of the 1994 rate case.

  CASH FLOWS FROM INVESTING ACTIVITIES -- During 1997, the Company sold its Australian subsidiaries to an affiliated company for $42.0 million. During 1996, the Company invested $136.2 million in the PG&E Queensland Gas Pipeline, $23.2 million in PG&E Energy Trading, and invested $33.7 million in related working capital. The $233.2 million change in cash flows from investing activities was primarily a result of these investment activities. The $150.1 million increase in cash used in 1996 compared to 1995 was primarily the result of investing in the PG&E Queensland Gas Pipeline and PG&E Energy Trading, offset by $42.1 million in lower construction expenditures during 1996.

  CASH FLOWS FROM FINANCING ACTIVITIES -- For the year ended December 31, 1997, cash used in financing activities amounted to $92.8 million as a result of a net $28.8 million reduction in long-term debt and a $64.0 million dividend paid to PG&E GT-NW's parent company. For the year ended December 31, 1996, cash provided by financing activities amounted to $139.6 million, which primarily consisted of financing related to the acquisitions of the PG&E Queensland Gas Pipeline and PG&E Energy Trading. The Company borrowed $91.7 million in long-term debt for the acquisition of the PG&E Queensland Gas Pipeline and $10.0 million for the acquisition of PG&E Energy Trading. In addition, Pacific Gas and Electric Company, PG&E GT-NW's former parent company, contributed $60.0 million in equity to PG&E GT-NW during 1996. For the year ended December 31, 1995, cash used in financing activities amounted to $125.1 million and included a net $75.9 million reduction in long-term debt and construction financing, and a $40.0 million dividend paid to Pacific Gas and Electric Company.

                             CAPITAL REQUIREMENTS

  The Company's estimated capital requirements for each of the next five years are as follows:

                   CAPITAL REQUIREMENTS                 1998 1999 2000 2001 2002
                   --------------------                 ---- ---- ---- ---- ----
                                                         (DOLLARS IN MILLIONS)
   Capital requirements................................ 56.8 37.3 41.0 43.6 35.7
                                                        ---- ---- ---- ---- ----

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

  Most of PG&E GT-NW's capital expenditures are associated with projects aimed at system expansion or the replacement and enhancement of existing transmission facilities to improve their efficiency and reliability and to comply with environmental laws and regulations.

  In addition to these capital requirements, the Company has other commitments as discussed in Note 8, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below.

                             YEAR 2000 COMPLIANCE

  PG&E GT-NW has an information system initiative in process that will require increased expenditures during the next two years to convert certain computer systems to be Year 2000 compliant. The Year 2000 compliance issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems may either fail or not operate properly unless the underlying programs are modified or replaced.

  PG&E GT-NW is continuing to assess the extent of information system changes required to address this issue. Although final cost estimates have yet to be determined for these changes, it is anticipated that such costs will result in increased expenses being recognized in the next several years. It is not expected that these expenses will have a material adverse impact on PG&E GT-NW's financial condition, liquidity, or results of operations.

                             ENVIRONMENTAL MATTERS

  The following discussion includes certain forward looking information relating to the possible future impact of environmental compliance. It is subject to a number of uncertainties, including regulations and the selection of compliance alternatives.

  PG&E GT-NW is subject to regulation by the FERC in accordance with the National Environmental Policy Act and other federal and state laws and regulations governing environmental quality and pollution control. These laws and regulations require PG&E GT-NW to take measures to mitigate the effect of its operations on the environment.

  The Company's expenditures for environmental protection are subject to periodic review and revision to reflect changing technology and evolving regulatory requirements. For 1998, capital requirements for environmental protection and safety compliance are estimated to be approximately $0.4 million.

  On an ongoing basis, the Company assesses measures that may need to be taken to comply with environmental laws and regulations related to its operations. Management believes that it is in substantial compliance with applicable existing environmental requirements and that the ultimate amount of costs, individually or in the aggregate, that will be incurred by the Company in connection with its compliance and remediation activities will not be material to its financial position, liquidity or results of operations.

                        LEGAL MATTERS AND CONTINGENCIES

  In the normal course of business, the Company is named as a party in a number of claims and lawsuits. In the past, substantially all of these have been litigated or settled with no significant impact on either the Company's results of operations or financial position.

  See Note 8, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below, for a discussion of the settlement of a lawsuit against the Company involving antitrust and state law contract claims with a transportation customer of the Company. The settlement of this matter did not have a material adverse impact on the Company's financial condition, liquidity, or results of operations.

                           NEW ACCOUNTING STANDARDS

  Effective January 1, 1997, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position
(SOP) 96-1, "Environmental Remediation Liabilities." This SOP provides authoritative guidance for recognition, measurement, display, and disclosure of environmental remediation liabilities in financial statements. The adoption of SOP 96-1 did not have a material adverse impact on the Company's financial position, liquidity, or results of operations.

                              EFFECT OF INFLATION

  The Company generally has experienced increased costs due to the effect of inflation on the cost of labor, material and supplies, and plant and equipment. A portion of the these increased costs can directly affect income through higher operating expenses. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of PG&E GT-NW's plant and equipment. However, PG&E GT-NW's utility plant is subject to ratemaking treatment, and the increased cost of replacement plant is generally recoverable through rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial statements of PG&E Gas Transmission, Northwest Corporation and its subsidiaries:

    Report of Independent Public Accountants

    Statements of Consolidated Income--for each of the three years ended December 31, 1997, 1996, and 1995

    Consolidated Balance Sheets--as of December 31, 1997 and 1996

    Statements of Consolidated Common Stock Equity--for each of the three years ended December 31, 1997, 1996, and 1995

    Statements of Consolidated Cash Flows--for each of the three years ended December 31, 1997, 1996, and 1995

    Notes to Consolidated Financial Statements

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder and the Board of Directors of PG&E Gas Transmission, Northwest Corporation (formerly, Pacific Gas Transmission Company):

  We have audited the accompanying Consolidated Balance Sheets of PG&E Gas Transmission, Northwest Corporation (a California corporation) and subsidiaries as of December 31, 1997 and 1996, and the related Statements of Consolidated Income, Common Stock Equity and Cash Flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PG&E Gas Transmission, Northwest Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP
                                          -------------------------------------
                                             ARTHUR ANDERSEN LLP

Portland, Oregon
January 23, 1998

                       STATEMENTS OF CONSOLIDATED INCOME

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
OPERATING REVENUES:
Gas transportation...............................  $190,644  $194,881  $174,879
Gas transportation for affiliates................    49,064    37,726    41,456
Gas supply restructuring cost recovery from
 affiliates......................................        --    17,847    33,942
Gas supply restructuring cost recovery from
 others..........................................        --    14,273    17,962
Other............................................       458       766       979
                                                   --------  --------  --------
  Total operating revenues.......................   240,166   265,493   269,218
                                                   --------  --------  --------
OPERATING EXPENSES:
Gas supply restructuring costs...................        --    32,120    43,553
Administrative and general.......................    44,067    44,850    38,190
Operations and maintenance.......................    19,336    17,937    20,092
Depreciation and amortization....................    40,586    38,903    33,046
Property and other taxes.........................    11,378     8,867    12,374
                                                   --------  --------  --------
  Total operating expenses.......................   115,367   142,677   147,255
                                                   --------  --------  --------
OPERATING INCOME.................................   124,799   122,816   121,963
                                                   --------  --------  --------
OTHER INCOME AND (INCOME DEDUCTIONS):
Investment development...........................   (12,703)   (7,230)     (761)
Allowance for equity funds used during
 construction....................................       445       241     1,399
Interest income..................................       725     2,273     6,328
Other-net........................................      (396)     (160)      357
                                                   --------  --------  --------
  Total other income and (income deductions).....   (11,929)   (4,876)    7,323
                                                   --------  --------  --------
INTEREST EXPENSE:
Interest on long-term debt.......................    45,150    44,072    44,777
Allowance for borrowed funds used during
 construction....................................      (309)     (256)   (1,167)
Other interest charges...........................     1,174     1,846     2,731
                                                   --------  --------  --------
  Net interest expense...........................    46,015    45,662    46,341
                                                   --------  --------  --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
 TAX EXPENSE.....................................    66,855    72,278    82,945
INCOME TAX EXPENSE...............................    24,785    28,814    31,338
                                                   --------  --------  --------
INCOME FROM CONTINUING OPERATIONS................    42,070    43,464    51,607
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE
 INCOME TAXES....................................   (11,901)     (244)       --
INCOME TAX (EXPENSE) BENEFIT.....................     4,157       (75)       --
                                                   --------  --------  --------
NET INCOME.......................................  $ 34,326  $ 43,145  $ 51,607
                                                   ========  ========  ========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1997        1996
                                                         ----------  ----------
                                                            (IN THOUSANDS)
PROPERTY, PLANT, AND EQUIPMENT:
Property, plant, and equipment in service............... $1,478,735  $1,586,225
Accumulated depreciation................................   (444,408)   (416,190)
                                                         ----------  ----------
Net plant in service....................................  1,034,327   1,170,035
Construction work in progress...........................     13,870      17,529
                                                         ----------  ----------
  Total property, plant & equipment--net................  1,048,197   1,187,564
                                                         ----------  ----------
CURRENT ASSETS:
Cash and cash equivalents...............................     48,249      11,969
Accounts receivable--gas transportation.................     16,701      22,241
Accounts receivable from affiliates.....................      4,964      15,890
Deferred income taxes...................................         --         730
Inventories (at average cost)...........................     13,270      14,167
Prepayments and other current assets....................      4,282       4,524
Net assets of PG&E Energy Trading.......................         --      56,102
                                                         ----------  ----------
  Total current assets..................................     87,466     125,623
                                                         ----------  ----------
DEFERRED CHARGES:
Income tax related regulatory asset.....................     25,482      26,016
Deferred charge on reacquired debt......................     13,654      14,859
Unamortized debt expense................................      4,014       5,229
Other regulatory assets.................................      6,430       7,310
Other...................................................        240       1,672
                                                         ----------  ----------
  Total deferred charges................................     49,820      55,086
                                                         ----------  ----------
TOTAL ASSETS............................................ $1,185,483  $1,368,273
                                                         ==========  ==========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                             DECEMBER 31,
                                                         ---------------------
                                                            1997       1996
                                                         ---------- ----------
                                                            (IN THOUSANDS)
CAPITALIZATION:
Common stock--no par value; 1,000 shares authorized,
 issued and outstanding................................. $   85,474 $   85,474
Additional paid-in capital..............................    192,717    242,000
Foreign currency translation adjustment.................        --        (183)
Reinvested earnings.....................................    153,536    183,211
                                                         ---------- ----------
  Total common stock equity.............................    431,727    510,502
Long-term debt..........................................    563,499    683,049
                                                         ---------- ----------
  Total capitalization..................................    995,226  1,193,551
                                                         ---------- ----------
CURRENT LIABILITIES:
Long-term debt--current portion.........................        419        384
Accrued liabilities and other accounts payable..........     31,208     28,541
Accrued taxes...........................................        813      2,482
                                                         ---------- ----------
  Total current liabilities.............................     32,440     31,407
                                                         ---------- ----------
DEFERRED CREDITS:
Deferred income taxes...................................    145,727    132,887
Other...................................................     12,090     10,428
                                                         ---------- ----------
  Total deferred credits................................    157,817    143,315
                                                         ---------- ----------
Commitments and contingencies (Note 8)..................        --         --
                                                         ---------- ----------
TOTAL CAPITALIZATION AND LIABILITIES.................... $1,185,483 $1,368,273
                                                         ========== ==========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                                                          UNREALIZED   TOTAL
                                    ADDITIONAL            GAIN (LOSS)  COMMON
                            COMMON   PAID-IN   REINVESTED ON FOREIGN   STOCK
                             STOCK   CAPITAL    EARNINGS   CURRENCY    EQUITY
                            ------- ---------- ---------- ----------- --------
                                              (IN THOUSANDS)
Balance at December 31,
 1994...................... $85,474  $182,000   $138,459    $   --    $405,933
  Net income-1995..........     --        --      51,607        --      51,607
  Dividend paid to parent
   company.................     --        --     (40,000)       --     (40,000)
                            -------  --------   --------    -------   --------
Balance at December 31,
 1995......................  85,474   182,000    150,066        --     417,540
  Net income-1996..........     --        --      43,145        --      43,145
  Capital contribution from
   parent..................     --     60,000        --         --      60,000
  Dividend paid to parent
   company.................     --        --     (10,000)       --     (10,000)
  Foreign currency
   translation.............     --        --         --        (183)      (183)
                            -------  --------   --------    -------   --------
Balance at December 31,
 1996......................  85,474   242,000    183,211       (183)   510,502
  Net income-1997..........     --        --      34,326        --      34,326
  Return of capital of PG&E
   Energy Trading to parent
   company.................     --    (49,275)       --         --     (49,275)
  Dividend paid to parent
   company.................     --        --     (64,000)       --     (64,000)
  Foreign currency
   translation.............     --        --         --     (10,447)   (10,447)
  Contributed capital from
   sale of assets to
   affiliated company......     --         (8)       --      10,630     10,622
  Other....................     --        --          (1)       --          (1)
                            -------  --------   --------    -------   --------
BALANCE AT DECEMBER 31,
 1997...................... $85,474  $192,717   $153,536    $    --   $431,727
                            =======  ========   ========    =======   ========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                  YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1997      1996      1995
                                                 --------  --------  --------
                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................... $ 34,326  $ 43,145  $ 51,607
Adjustments to reconcile net income to net cash
 provided by operations:
  Depreciation and amortization.................   42,541    42,428    35,058
  Discontinued operations.......................    7,744       319       --
  Deferred income taxes.........................   13,203    13,812     9,127
  Gas supply restructuring costs................      --     30,531    39,580
  Allowance for equity funds used during
   construction.................................     (445)     (241)   (1,399)
Changes in operating assets and liabilities
 (excluding assets and liabilities acquired,
 transferred, or sold):
  Accounts receivable...........................    4,103     6,801    (1,206)
  Accounts payable and accrued liabilities......    5,212       983    (2,021)
  Receivable from affiliates....................   12,853   (18,034)   (7,487)
  Accrued taxes.................................   (1,669)   (6,164)    1,269
  Regulatory accruals...........................      880   (23,201)   20,109
  Other working capital.........................     (398)   (3,907)   (1,917)
Other-net.......................................    4,914     3,513    (5,177)
                                                 --------  --------  --------
    Net cash provided by operating activities...  123,264    89,985   137,543
                                                 --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PG&E Queensland Gas Pipeline.....      --   (136,227)      --
Acquisition of PG&E Energy Trading..............      --    (23,151)      --
Sale of subsidiaries to affiliated company......   42,000       --        --
Investment expenditures.........................   (2,891)  (33,749)      --
Construction expenditures.......................  (37,814)  (34,054)  (76,143)
Sale of fixed assets............................    4,795       --        --
Allowance for borrowed funds used during
 construction...................................     (309)     (256)   (1,167)
                                                 --------  --------  --------
    Net cash provided by (used in) investment
     activities.................................    5,781  (227,437)  (77,310)
                                                 --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt..................... (109,382)  (51,441) (801,611)
Long-term debt issued...........................   80,617   141,850   715,662
Long-term debt issuance costs...................      --       (827)   (5,241)
Construction financing..........................      --        --     10,030
Payments for swap termination...................      --        --     (3,898)
Equity contribution from parent.................      --     60,000       --
Dividend paid to parent.........................  (64,000)  (10,000)  (40,000)
                                                 --------  --------  --------
    Net cash provided by (used in) financing
     activities.................................  (92,765)  139,582  (125,058)
                                                 --------  --------  --------
NET CHANGE IN CASH AND CASH EQUIVALENTS.........   36,280     2,130   (64,825)
CASH AND CASH EQUIVALENTS AT JANUARY 1..........   11,969     9,839    74,664
                                                 --------  --------  --------
CASH AND CASH EQUIVALENTS AT DECEMBER 31........ $ 48,249  $ 11,969  $  9,839
                                                 ========  ========  ========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1: SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION

  Effective January 1, 1998, Pacific Gas Transmission Company (PGT), incorporated in California in 1957, changed its name to PG&E Gas Transmission, Northwest Corporation (PG&E GT-NW). PG&E GT-NW is affiliated with, but is not the same company as, Pacific Gas and Electric Company, the gas and electric company serving Northern and Central California. PG&E Corporation is the ultimate corporate parent for both PG&E GT-NW and Pacific Gas and Electric Company.

  The accompanying consolidated financial statements, reflect the results for PG&E GT-NW and its wholly owned subsidiaries including Pacific Gas Transmission International, Inc. (PGT International) and the following subsidiaries through their respective dates of disposition (see Note 2, "PG&E Corporation Reorganization," below):

  Through June 30, 1997:

    PG&E Energy Trading Corporation (PG&E Energy Trading)

  Through September 26, 1997:

    PG&E Gas Transmission Australia Pty Limited (PG&E Australia) (formerly, PGT Australia Pty Limited)

    PG&E Gas Transmission Queensland Pty Limited (PG&E Queensland) (formerly, PGT Queensland Pty Limited)

  PG&E GT-NW and its subsidiaries collectively are referred to herein as the "Company."

  All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-K. Intercompany accounts and transactions have been eliminated. Prior year's amounts in the consolidated financial statements have been reclassified where necessary to conform to the 1997 presentation.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues, expenses, assets, liabilities and disclosure of contingencies. Actual results could differ from these estimates.

  BUSINESS -- The Company provides natural gas transmission services.

  PG&E GT-NW is an interstate natural gas pipeline company which constructed, owns, and operates an interstate pipeline system which extends from the British Columbia--Idaho border to the Oregon--California border, traversing Idaho, Washington, and Oregon.

  PG&E GT-NW's principal business is the transportation of natural gas, primarily from supplies in Canada for customers located in the Pacific Northwest, Nevada, and California. PG&E GT-NW's customers are principally local retail gas distribution utilities, electric utilities that utilize natural gas to generate electricity, natural gas marketing companies that purchase and resell natural gas to end-use customers and utilities, natural gas producers, and industrial companies. PG&E GT-NW's customers are responsible for securing their own gas supplies which are delivered to PG&E GT-NW's system. PG&E GT-NW transports such supplies either to downstream pipelines, which then transport such supplies to their customers, or directly to customers themselves.

  RISK MANAGEMENT -- PG&E Corporation has established an officer-level price risk management committee and a price risk management policy which is also applicable to PG&E GT-NW. This committee oversees implementation and compliance with the policy and approves each price risk management program.

  These price risk management activities can include the use of derivatives. Gains and losses on derivatives used for hedging purposes are intended to offset losses and gains on the underlying hedged item. Under hedge accounting, changes in the market value of these transactions are deferred and recognized as an addition to the income or expense of the underlying instrument upon completion of the underlying transaction.

  The majority of the Company's financing is done on a fixed-rate basis, thereby substantially reducing the financial risk associated with variable interest rate borrowings. The Company has used financial instruments to minimize the effects of fluctuations in interest rates on certain of its debt.

  The Company also uses a number of other techniques to mitigate its financial risk, including the purchase of commercial insurance and the maintenance of systems of internal control. The extent to which these techniques are used depends on the risk of loss and the cost to employ such techniques. These techniques do not eliminate financial risk to the Company.

  REGULATION -- PG&E GT-NW's rates and charges for its natural gas transportation business are regulated by the Federal Energy Regulatory Commission (FERC or Commission). PG&E GT-NW's consolidated financial statements reflect the ratemaking policies of the Commission in conformity with generally accepted accounting principles for rate-regulated enterprises in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement allows PG&E GT-NW to record certain regulatory assets and liabilities which would be included in future rates and would not be recorded under generally accepted accounting principles for nonregulated entities. Regulatory assets and liabilities represent future probable increases or decreases, respectively, in revenues to be recorded by PG&E GT-NW associated with certain costs to be collected from customers or amounts to be refunded to customers, respectively, as a result of the ratemaking process.

  Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 prescribes general standards for the recognition and measurement of impairment losses. In addition, it requires that regulatory assets continue to be probable of recovery in rates, rather than only at the time the regulatory asset is recorded. Regulatory assets currently recorded would be written off or reserved against if recovery is no longer probable. During 1997, PG&E GT-NW recorded a $3.6 million reserve against its Workforce Management Program (WMP) costs pending future regulatory treatment of these deferred assets. During 1996, in compliance with the adoption of this standard, PG&E GT-NW recorded a reserve of $8.4 million ($5.2 million net of tax) against deferred relocation costs associated with the transfer of its corporate headquarters from San Francisco, California to Portland, Oregon. Management expects to pursue recovery of these costs in future rate proceedings.

  The following regulatory assets and liabilities were reflected in PG&E GT-NW's Consolidated Balance Sheets:

                                                               DECEMBER 31,
                                                              ----------------
              REGULATORY ASSETS AND LIABILITIES                1997     1996
              ---------------------------------               -------  -------
                                                              (IN THOUSANDS)
REGULATORY ASSETS:
  Income tax related......................................... $25,482  $26,016
  Deferred charge on reacquired debt.........................  13,654   14,859
  Deferred corporate relocation costs........................   8,590    8,377
  Pension costs..............................................   6,374    4,560
  Fuel tracker...............................................   2,939    5,977
  Postretirement benefit costs (PBOP)........................   2,588    2,750
                                                              -------  -------
    Total....................................................  59,627   62,539
RESERVES:
  Deferred corporate relocation costs........................  (8,590)  (8,377)
  WMP (pension)..............................................  (2,531)     --
  WMP (postretirement benefits other than pension)...........  (1,029)     --
                                                              -------  -------
    Total.................................................... (12,150)  (8,377)
                                                              -------  -------
     Net Regulatory Assets................................... $47,477  $54,162
                                                              =======  =======
REGULATORY LIABILITIES:
  Postretirement benefits other than pension................. $(1,110) $(1,010)
                                                              -------  -------
    Total.................................................... $(1,110) $(1,010)
                                                              =======  =======

  Excluding the corporate relocation costs, for which a reserve has been established, substantially all of PG&E GT-NW's net regulatory assets are provided for in rates charged to customers and are being amortized over future periods. A reserve has been also established against the deferred WMP costs.

  CASH EQUIVALENTS -- Cash equivalents (stated at cost, which approximates market) include working funds and short-term investments with original maturities of three months or less.

  PROPERTY, PLANT AND EQUIPMENT -- Utility plant is stated at original cost. The costs of utility plant additions for PG&E GT-NW, including replacements of plant retired, are capitalized. Costs include labor, materials, construction overhead, and an allowance for funds used during construction (AFUDC). AFUDC is the estimated cost of debt and equity funds used to finance regulated plant additions. AFUDC rates, calculated in accordance with FERC authorizations, are based upon the last approved equity rate and an embedded rate for borrowed funds. The equity component of AFUDC is included in other income and the borrowed funds component is recorded as a reduction of interest expense. PG&E GT-NW's weighted average AFUDC rates were 4.03 percent for borrowed funds and
5.78 percent for equity funds in 1997, 4.23 percent for borrowed funds and
5.54 percent for equity funds in 1996, and 4.49 percent for borrowed funds and
5.33 percent for equity funds in 1995.

  Costs of repairing property and replacing minor items of property are charged to maintenance expense. The original cost of plant retired plus removal costs, less salvage, is charged to accumulated depreciation upon retirement of plant in service. No gain or loss is recognized upon normal retirement of utility plant.

  For financial reporting purposes, PG&E GT-NW's tangible utility plant in service is depreciated using a straight-line remaining-life method while its intangible plant in service is amortized over five years as approved by the FERC.

  The following table sets forth the major classifications of the Company's property, plant, and equipment and its accumulated provisions for depreciation and amortization at December 31:

                                            AVERAGE                  AVERAGE
                                          DEPRECIATION             DEPRECIATION
                                               OR                       OR
                                          AMORTIZATION             AMORTIZATION
                                AMOUNT        RATE       AMOUNT        RATE
                              ----------  ------------ ----------  ------------
    PROPERTY, PLANT, AND
          EQUIPMENT                    1997                     1996
    --------------------      ------------------------ ------------------------
                                              (IN THOUSANDS)
PG&E GT-NW:
  Transmission............... $1,419,429      2.352%   $1,395,513      2.352%
  General....................     28,531      7.303%       26,500      7.303%
  Capital lease..............     17,534      5.000%       17,534      5.000%
  Intangible.................     13,241     20.000%        9,665     20.000%
                              ----------               ----------
   Utility plant in service..  1,478,735                1,449,212
  Construction work in
   progress..................     13,870                   17,529
                              ----------               ----------
   Total utility plant.......  1,492,605                1,466,741
  Less: accumulated
   provisions for:
   Depreciation..............   (436,670)                (408,015)
   Amortization..............     (7,738)                  (6,314)
                              ----------               ----------
    Utility plant net........  1,048,197                1,052,412
                              ----------               ----------
AUSTRALIAN SUBSIDIARIES:
  Transmission...............        --         N/A       136,146      2.670%
  Other......................        --         N/A           867     11.534%
                              ----------               ----------
   Total property, plant, and
    equipment................        --                   137,013
  Less: accumulated provision
   for:
   Depreciation..............        --                    (1,861)
                              ----------               ----------
    Australian subsidiaries--
     net.....................        --                   135,152
                              ----------               ----------
Property, plant, and
 equipment--net.............. $1,048,197               $1,187,564
                              ==========               ==========

  UNAMORTIZED DEBT EXPENSE AND GAINS OR LOSSES ON REACQUIRED DEBT -- PG&E GT-NW's debt issuance costs are amortized over the lives of the issues to which they pertain. Unamortized debt cost and gains or losses associated with refinanced debt are amortized over the life of the new debt consistent with PG&E GT-NW's ratemaking treatment.

  REVENUES -- PG&E GT-NW's operating revenues are recorded as services are provided based on rate schedules approved by the FERC (see Note 8, "Commitments and Contingencies," below).

  INCOME TAXES -- The Company is included in the consolidated federal income tax return filed by PG&E Corporation. For financial reporting purposes, income taxes are allocated to PG&E GT-NW and its subsidiaries on a modified separate return basis, to the extent such taxes or tax benefits can be utilized by PG&E Corporation in the consolidated return.

  FOREIGN CURRENCY -- Prior to the sale of its Australian subsidiaries, financial statements of foreign subsidiaries were translated into United States dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for revenues and expenses. Any resulting translation adjustment was recorded as a component of common stock equity. Financial statements for the Australian subsidiaries were prepared from records maintained in Australia.

  STATEMENTS OF CONSOLIDATED CASH FLOWS -- Cash paid for interest, net of amounts capitalized, totaled $38.2, $40.9, and $49.9 million in 1997, 1996, and 1995, respectively. Cash received from PG&E Corporation for income taxes totaled $1.2 million in 1997. Payments to Pacific Gas and Electric Company, PG&E GT-NW's former parent company, for income taxes totaled $25.6 and $29.8 million in 1996 and 1995, respectively.

  NEW ACCOUNTING STANDARDS -- Effective January 1, 1997, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." This SOP provides authoritative guidance for recognition, measurement, display, and disclosure of environmental remediation liabilities in financial statements. The adoption of SOP 96-1 did not have a material adverse impact on the Company's financial position, liquidity, or results of operations.

NOTE 2: PG&E CORPORATION REORGANIZATION

  In April 1997, PG&E Corporation, PG&E GT-NW's ultimate corporate parent, announced its intention to reorganize certain aspects of its corporate structure and business lines to support its long-term strategic goals. Consistent with this strategy, PG&E GT-NW has transferred ownership of its subsidiaries other than PGT International to other PG&E Corporation affiliates.

 PG&E ENERGY TRADING:

  On June 30, 1997, PG&E GT-NW distributed all of the shares of PG&E Energy Trading to PG&E GT-NW's sole shareholder, PG&E Gas Transmission Corporation. PG&E Gas Transmission Corporation, in turn, immediately thereafter distributed these shares to its sole shareholder, PG&E Corporation (see PG&E GT-NW's Current Report on Form 8-K dated July 11, 1997 for further discussion and related proforma financial statements).

  Accordingly, PG&E Energy Trading's results are reported as discontinued operations. For financial reporting purposes, the measurement date applied was June 30, 1997, the date of disposal. In addition, since the shares of PG&E Energy Trading were transferred at the $49.3 million net book value at the time of distribution, there was no gain or loss on disposal. For the six months ended June 30, 1997, PG&E Energy Trading's revenues were $1,560.0 million, and for the one month ended December 31, 1996, PG&E Energy Trading's revenues were $281.3 million. For the purposes of cash flow presentation, this transfer was a noncash transaction. Net assets of PG&E Energy Trading at the date of disposal and at December 31, 1996 were as follows:

                                                         AT DATE OF DECEMBER 31,
             NET ASSETS OF PG&E ENERGY TRADING            DISPOSAL      1996
             ---------------------------------           ---------- ------------
                                                              (IN MILLIONS)
   Property, plant & equipment-net......................   $  1.9      $  1.6
   Cash, restricted cash and cash equivalents...........     14.4        31.0
   Assets from risk management..........................     27.5        16.6
   Accounts receivable-net..............................    348.7       386.9
   Other current assets.................................      6.0         3.1
   Goodwill and other deferred charges..................     29.1        23.9
   Accounts payable from gas marketing..................   (356.8)     (386.6)
   Other current liabilities............................    (21.5)      (20.4)
                                                           ------      ------
     Net Assets.........................................   $ 49.3      $ 56.1
                                                           ======      ======

 PG&E GT-NW'S AUSTRALIAN INVESTMENTS:

  On September 26, 1997, PG&E GT-NW sold all of its investments in Australia to another PG&E Corporation affiliate for $42.0 million (see PG&E GT-NW's Current Report on Form 8-K dated October 6, 1997). The subsidiaries sold included PG&E Queensland, the operator of the PG&E Queensland Gas Pipeline, and PG&E Australia. PG&E Australia was established to pursue new business development opportunities in Australia for PG&E GT-NW and to serve as trustee of the PG&E Queensland Unit Trust (PG&E Qld Trust). The Company also sold its investment in the PG&E Qld Trust. The PG&E Qld Trust, which holds the assets of the PG&E Queensland Gas Pipeline, was beneficially owned by PGT International (a PG&E GT-NW wholly owned subsidiary) and PG&E Queensland. Net assets of PG&E GT-NW's Australian investments at the date of disposal and at December 31, 1996 were as shown below. The $8.6 million difference between the sales price of $42.0 million and PG&E GT-NW's net investment of $33.4 million was credited to stockholders equity as no gain or loss was recognized upon disposition since this transaction was between entities within the PG&E Corporation consolidated group.

                                                         AT DATE OF DECEMBER 31,
           NET ASSETS OF AUSTRALIAN INVESTMENTS           DISPOSAL      1996
           ------------------------------------          ---------- ------------
                                                              (IN MILLIONS)
   Property, plant & equipment-net......................   $123.1      $135.2
   Current assets.......................................      3.6         3.4
   Deferred charges.....................................      0.6         0.8
   Long-term debt.......................................    (89.8)      (90.8)
   Current liabilities..................................     (4.0)       (2.6)
   Deferred credits.....................................     (0.1)       (0.1)
                                                           ------      ------
     Net assets.........................................   $ 33.4      $ 45.9
                                                           ======      ======

NOTE 3: RELATED PARTY TRANSACTIONS

  The Company invests its available cash balances with, or borrows from, PG&E Corporation on an interim basis pursuant to a pooled cash management arrangement. The principal amount of this investment is payable upon demand. The balance invested with PG&E Corporation at December 31, 1997 and 1996 was $47.9 million and $9.2 million, respectively (included in "Cash and Cash Equivalents" on the Consolidated Balance Sheets), at an interest rate of 5.5 percent and 5.4 percent, respectively. The interest rate on these cash investments or borrowings averaged 5.6 percent in 1997, 5.4 percent in 1996, and 6.6 percent in 1995. The related interest income was $0.3 million in 1997, $0.3 million in 1996, and $0.9 million (net of $0.6 million interest expense) in 1995.

  Pacific Gas and Electric Company and PG&E Corporation perform certain administrative services on behalf of PG&E GT-NW for which they have charged PG&E GT-NW approximately $0.2 million in 1997, $0.2 million in 1996, and $0.3 million in 1995. Such amounts are included in PG&E GT-NW's operating expenses. In 1997 and 1996, employees of other affiliated companies within PG&E Corporation provided investment development services of approximately $1.5 million and $0.6 million, respectively, which were expensed by the Company.

  Pacific Gas and Electric Company was the largest customer of PG&E GT-NW during 1997, accounting for approximately $49.1 million, or 20 percent, of its transportation revenues. There are two firm service transportation agreements with Pacific Gas and Electric Company which expire in the years 2002 and 2005, respectively. No other customer accounted for 10 percent or more of PG&E GT-NW's total revenues during 1997. In 1996, Pacific Gas and Electric Company accounted for approximately $55.6 million, or 21 percent, of PG&E GT-NW's transportation revenues.

NOTE 4: LONG-TERM DEBT

  Long-term debt at December 31, 1997 and 1996, consisted of the following:

                                                               DECEMBER 31,
                                                             ------------------
                       LONG-TERM DEBT                          1997      1996
                       --------------                        --------  --------
                                                              (IN THOUSANDS)
PG&E GT-NW 1995 Refinancing:
  Senior Unsecured Notes, due 2005.......................... $249,816  $249,792
  Senior Unsecured Debentures, due 2025.....................  147,631   147,545
  Medium Term Notes, due 2000 to 2003.......................   70,000    70,000
  Commercial Paper..........................................   79,696   108,087
                                                             --------  --------
    Subtotal................................................  547,143   575,424
PG&E Australia, due 2001....................................      --     90,850
PG&E GT-NW Capital Lease Obligation.........................   16,775    17,159
Current Portion of PG&E GT-NW Capital Lease Obligation......     (419)     (384)
                                                             --------  --------
    Long-term debt included in capitalization............... $563,499  $683,049
                                                             ========  ========

  The following table summarizes the annual maturities of long-term debt for the next five years:

      YEARS ENDING
      DECEMBER 31,                                                  IN THOUSANDS
      ------------                                                  ------------
       1998........................................................   $    419
       1999........................................................   $    457
       2000........................................................   $111,511
       2001........................................................   $    543
       2002........................................................   $ 33,593

  1995 REFINANCING -- On May 31, 1995, PG&E GT-NW completed the sale of $400 million of debt securities through a $700 million shelf registration under the Securities Act of 1933. PG&E GT-NW issued $250 million of 7.10 percent 10-year senior unsecured notes due June 1, 2005, and $150 million of 7.80 percent 30-year senior unsecured debentures due June 1, 2025. The 10-year notes were issued at a discount to yield 7.11 percent and the 30-year debentures were issued at a discount to yield 7.95 percent. The 30-year debentures are callable after June 1, 2005, at the option of PG&E GT-NW.

  On May 31, 1995, PG&E GT-NW also issued $200 million of commercial paper, of which $79.7 million was outstanding as of December 31, 1997, at an average rate of 6.33 percent. The average balance during 1997 was $67.5 million at an average rate of 5.9 percent. The commercial paper is backed by a $200 million revolving bank credit agreement which expires May 30, 2000. This agreement was amended during 1996 to allow for a total of $70 million in letters of credit for PG&E GT-NW or its affiliates out of the $200 million. The annual fee for this facility is $0.2 million plus a fee based on the amount of outstanding letters of credit. In accordance with the credit agreement, PG&E GT-NW must not permit the ratio of total debt to total capitalization to exceed 70 percent and must not permit its tangible net worth to be less than $325 million. At December 31, 1997, the debt to total capitalization ratio was 57 percent, and tangible net worth was $431.7 million. Letters of credit outstanding under this agreement at December 31, 1997 were $64.1 million.

  The commercial paper is classified as long-term debt based upon the availability of committed credit facilities expiring in the year 2000 and management's intent to maintain such amounts in excess of one year. At December 31, 1997, PG&E GT-NW was in compliance with all terms and conditions of the credit agreement and the bond indentures.

  Proceeds from the issuance of the notes, debentures and commercial paper in May 1995, were used to retire $600 million of long-term debt which was then outstanding.

  On July 5, 1995, PG&E GT-NW completed the sale of $70 million of medium-term notes under the shelf registration. The notes were issued at an average maturity of 6.2 years at an average yield of 6.76 percent. Proceeds from the issuance of the notes were used to repay $70 million of outstanding commercial paper.

  1993 BANK FINANCING -- PG&E GT-NW secured long-term debt financing from a consortium of banks pursuant to a loan agreement dated April 30, 1993. Under the loan agreement, PG&E GT-NW borrowed $673 million to finance the pipeline expansion and the existing system. The debt was guaranteed by Pacific Gas and Electric Company. The weighted average rate of interest on this loan during 1995 was 8 percent.

  The interest rate on the debt (which ranged from 4 percent to 8.4 percent in 1995) was at a floating rate subject to periodic determination in accordance with the terms of the loan agreement and varied depending on the nature and the length of the borrowings, but was generally tied to the banks' base rate, domestic certificate of deposit rates, or the applicable London Interbank Offered Rates (LIBOR) for maturities ranging from one to twelve months. From March through July 1994, PG&E GT-NW executed a series of interest rate swap transactions which effectively converted $639 million of the floating rate debt to a fixed rate. The remaining debt outstanding at December 31, 1994, which represented the principal payments due in 1995, was fixed by utilizing options available to PG&E GT-NW under the loan agreement.

  The swap agreements were terminated in 1995, concurrent with the refinancing of the bank debt described above. As a result of decreases in interest rates in 1995, PG&E GT-NW incurred a $3.9 million net loss from the early termination of the swap agreements, which was deferred and is being amortized over the average life of the new debt.

  CAPITAL LEASE OBLIGATION -- PG&E GT-NW leases its corporate office building in Portland, Oregon under a 20-year lease terminating in the year 2015. Payments under the lease total $1.9 million per year and approximate the debt service payments on the debt issued to finance the $17 million cost of the building. In addition, PG&E GT-NW is obligated to pay operating costs, taxes, and insurance for the building. PG&E GT-NW does not have the option to extend the lease beyond twenty years but may at any time purchase the building for approximately the balance of the debt outstanding used to finance the building. PG&E GT-NW must purchase the building at the end of the lease term.

  Based on the provisions of the lease agreement, PG&E GT-NW accounts for the obligation as a capital lease. The total future commitments are $33.4 million with a principal portion of $16.8 million. The effective interest rate inherent in the lease is 8.8 percent.

  FAIR VALUE -- At December 31, 1997, the Company's primarily fixed rate long-term debt had a carrying value of $563.9 million and had an estimated fair market value of $588.5 million. At December 31, 1996, the Company's primarily fixed rate long-term debt had a carrying value of $683.4 million and had an estimated fair market value of $691.9 million. The estimated fair value of long-term debt was based upon quoted market prices.

NOTE 5: INCOME TAXES

The significant components of income tax expense were:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                 INCOME TAX EXPENSE                    1997     1996     J1995
                 ------------------                   -------  -------  -------
                                                          (IN THOUSANDS)
Current--Federal..................................... $ 6,460  $13,821  $18,832
   -- State..........................................   1,065    1,282    3,404
                                                      -------  -------  -------
    Total current....................................   7,525   15,103   22,236
                                                      -------  -------  -------
Deferred--Federal                                      11,304   12,314    9,152
   -- State..........................................   1,824    1,497      (25)
                                                      -------  -------  -------
    Total deferred...................................  13,128   13,811    9,127
                                                      -------  -------  -------
Investment tax credit amortization...................     (25)     (25)     (25)
                                                      -------  -------  -------
  Total income tax expense........................... $20,628  $28,889  $31,338
                                                      =======  =======  =======

The differences between reported income taxes and tax amounts determined by applying the federal statutory rate of 35 percent to income before income tax expense were:

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                  INCOME TAX EXPENSE                    1997     1996    1995
                  ------------------                   -------  ------- -------
                                                           (IN THOUSANDS)
Expected federal income tax expense................... $19,234  $25,212 $29,031
Increase (decrease) in income tax expense resulting
 from:
  State income taxes, net of federal benefit..........   1,948    2,436   2,198
  Valuation allowances against certain development
   costs..............................................  (1,046)     745     --
  Allowance for equity funds used during construction.     246      364      22
  Other...............................................     246      132      87
                                                       -------  ------- -------
    Total income tax expense.......................... $20,628  $28,889 $31,338
                                                       =======  ======= =======

The significant components of net deferred income tax liabilities were as follows:

                                                              DECEMBER 31,
                                                           --------------------
                  DEFERRED INCOME TAXES                      1997       1996
                  ---------------------                    ---------  ---------
                                                             (IN THOUSANDS)
Deferred income tax assets--current:
  Current reserve for regulatory issues................... $     --   $     730
                                                           ---------  ---------
    Total deferred income tax assets--current.............       --         730
                                                           ---------  ---------
Deferred income tax liabilities--noncurrent:
  Plant in service........................................  (138,809)  (126,601)
  Debt financing costs....................................    (5,263)    (5,725)
  Other...................................................    (1,655)      (561)
                                                           ---------  ---------
    Total deferred income tax liabilities--noncurrent.....  (145,727)  (132,887)
                                                           ---------  ---------
      Net deferred income taxes........................... $(145,727) $(132,157)
                                                           =========  =========

NOTE 6: EMPLOYEE BENEFIT PLANS

  RETIREMENT PLAN -- Until January 1, 1996, through participation in Pacific Gas and Electric Company's multiple-employer defined benefit pension plan, PG&E GT-NW provided a noncontributory defined benefit pension plan covering substantially all employees. The retirement benefits under this plan were based on years of service and the employee's base salary. Effective as of January 1, 1996, plan assets and liabilities attributable to PG&E GT-NW were allocated to a new separate PG&E GT-NW defined benefit pension plan. The benefits under the new PG&E GT-NW plan are substantially the same as those provided under the Pacific Gas and Electric Company plan.

  PG&E GT-NW realized a liability of $3.9 million as a result of the allocation of plan assets and liabilities from the Pacific Gas and Electric Company combined plan to the PG&E GT-NW plan. In conformity with accounting for rate-regulated enterprises, regulatory adjustments have been recorded for the difference between utility pension cost determined for accounting purposes and that for ratemaking, which is based on a funding approach. PG&E GT-NW's policy is to fund each year not more than the maximum amount deductible for federal income tax purposes and not less than the minimum legal funding requirement. Plan assets consist primarily of common stock, fixed-income securities, and cash equivalents.

  Prior to 1996, the actuarial determination of net pension expense for the retirement plan was performed on the Pacific Gas and Electric Company consolidated parent company level. As such, PG&E GT-NW does not have requisite information necessary to present the 1995 disclosures for pension expense as required by SFAS No. 87, "Employers' Accounting for Pensions."

  Using the projected unit credit actuarial cost method, net pension cost pursuant to SFAS No. 87 and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," consisted of the following components:

                                                               DECEMBER 31,
                                                              ----------------
                     NET PENSION EXPENSE                       1997     1996
                     -------------------                      -------  -------
                                                              (IN THOUSANDS)
Service cost................................................. $ 1,668  $ 1,583
Interest cost................................................   2,027    1,827
Return on plan assets........................................  (6,807)  (4,492)
Net amortization and deferral................................   3,509    1,735
                                                              -------  -------
  Net periodic pension cost..................................     397      653
Curtailment and special termination benefits resulting from
 the WMP.....................................................   2,531      --
                                                              -------  -------
  Total SFAS No. 87 and SFAS No. 88 pension cost............. $ 2,928  $   653
                                                              =======  =======

  The following table reconciles the plan's funded status to the pension liability recorded on the Consolidated Balance Sheet:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                               ------------------
        FUNDED STATUS RECONCILED TO PENSION LIABILITY            1997      1996
        ---------------------------------------------          --------  --------
                                                                (IN THOUSANDS)
Vested benefit obligation..................................... $ 28,322  $ 19,398
                                                               ========  ========
Accumulated benefit obligation................................ $ 30,514  $ 21,020
                                                               ========  ========
Funded status as of December 31:
  Plan assets at fair value................................... $ 39,653  $ 32,379
  Projected benefit obligation for service rendered to date...   34,525    27,259
                                                               --------  --------
    Funded status.............................................    5,128     5,120
  Unrecognized net gain.......................................  (12,169)  (10,489)
  Unrecognized net liability at transition....................      425       534
  Unrecognized prior service costs............................      242       286
                                                               --------  --------
    Total pension liability................................... $ (6,374) $ (4,549)
                                                               ========  ========
Discount rate.................................................     7.50%     7.50%
                                                               ========  ========
Expected long-term return on plan assets......................     9.00%     9.00%
                                                               ========  ========
Rate for compensation increases...............................     5.00%     5.00%
                                                               ========  ========

  SAVINGS FUND PLAN -- PG&E GT-NW provides a defined contribution pension plan to which employees with at least six months to one year of service may make contributions of up to 15 percent of their covered compensation on a pretax or after-tax basis. These contributions, up to a maximum of 6 percent of covered compensation, are eligible for matching by PG&E GT-NW contributions at specified rates. The cost of PG&E GT-NW's contributions was charged to expense and to plant in service, and totaled $0.7 million, $0.6 million, and $0.6 million for 1997, 1996, and 1995, respectively.

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS -- PG&E GT-NW provides a contributory defined benefit medical plan for retired employees and their eligible dependents and a noncontributory defined benefit life insurance plan for retired employees. Substantially all employees retiring at or after age 55 who began employment with PG&E GT-NW prior to January 1, 1994, are eligible for these benefits. The medical benefits are provided through plans administered by an insurance carrier or a health maintenance organization. Certain retirees are responsible for a portion of the cost based on the past claims experience of PG&E GT-NW's retirees.

  In December 1992, the FERC issued a "Statement of Policy on Post-Employment Benefits Other Than Pensions" which addressed the Commission's general policy regarding the recovery of the costs of these benefits through rates. The Commission's policy provides for the recognition, as a component of cost-based rates, of allowances for prudently incurred costs of such benefits when determined on an accrual basis that is consistent with the accounting principles set forth in SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," subject to certain funding conditions. Additionally, the difference between the costs determined pursuant to accounting practices previously followed and SFAS No. 106 accruals may be deferred from the time SFAS No. 106 is adopted until a general rate case is filed and new rates are placed into effect that include the SFAS No. 106 cost on a full accrual basis. The regulatory asset created from the deferral of costs is to be amortized over a period not to exceed 20 years beyond the SFAS No. 106 adoption date. Amortization of the regulatory asset will be eligible for recovery in future rates.

  As required by the Commission's policy, in 1995, PG&E GT-NW began funding, in an interest-bearing escrow account, the SFAS No. 106 revenues collected in rates. The amount funded in 1995, net of benefit payments, totaled $2.2 million and was invested in three-month U.S. Treasury bills. When PG&E GT-NW's rates in the 1994 rate case became final, PG&E GT-NW established irrevocable trusts for the bargaining and non-bargaining unit plans to fund all benefit payments based upon a prescribed annual test period allowance of $2.1 million. To the extent actual SFAS No. 106 accruals differ from the annual funded amount, a regulatory asset or liability is established to defer the difference pending treatment in the next general rate case filing. Based upon this treatment, PG&E GT-NW had overcollected $1.1 million at December 31, 1997 and $1.0 million at December 31, 1996. The total contributions to the trust were $2.1 million in 1997 and $4.1 million in 1996, which included the transfer of funds from the escrow account related to 1995 funding. At December 31, 1997, plan assets at fair value for the bargaining and non-bargaining unit trusts were $2.4 million and $4.7 million, respectively. For both trusts, plan assets consist primarily of common stock, fixed-income securities, and cash equivalents.

  Using the projected unit credit actuarial cost method, PG&E GT-NW's net postretirement medical and life insurance cost, pursuant to SFAS No. 106, consisted of:

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
            POSTRETIREMENT BENEFIT COSTS              1997     1996     1995
            ----------------------------             -------  -------  -------
                                                         (IN THOUSANDS)
Service cost........................................ $   325  $   346  $   432
Interest cost.......................................     727      691      770
Return on plan assets...............................  (1,087)      (1)      (9)
Amortization of transition obligation...............     461      461      461
Net amortization and deferral.......................     421     (168)     (94)
                                                     -------  -------  -------
  Net postretirement benefit costs..................     847    1,329    1,560
Curtailment and special termination benefits
 resulting from the WMP.............................   1,029       --       --
                                                     -------  -------  -------
  Total postretirement benefit costs................ $ 1,876  $ 1,329  $ 1,560
                                                     =======  =======  =======

  The following table reconciles the medical and life insurance plans' funded status to the postretirement benefit liability recorded on the Consolidated Balance Sheet:

                                                              DECEMBER 31,
     ACCRUED SFAS NO. 106 POSTRETIREMENT LIABILITY AND      ------------------
           DEFERRED REGULATORY BALANCES FOR PBOP              1997      1996
     -------------------------------------------------      --------  --------
                                                             (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees................................................. $ (6,428) $ (4,381)
  Other fully eligible participants........................   (2,756)   (2,065)
  Other active plan participants...........................   (2,410)   (3,594)
                                                            --------  --------
Total accumulated postretirement benefit obligation........  (11,594)  (10,040)
Plan assets at market value................................    7,051     4,123
                                                            --------  --------
Accumulated postretirement benefit obligation in excess of
 plan assets...............................................   (4,543)   (5,917)
Unrecognized transition obligation.........................    6,283     7,383
Unrecognized net gain......................................   (3,411)   (3,467)
                                                            --------  --------
  Accrued SFAS No. 106 postretirement liability............ $ (1,671) $ (2,001)
                                                            ========  ========

  In accordance with SFAS No. 106, PG&E GT-NW elected to amortize the estimated transition obligation at January 1, 1993, of approximately $11.2 million over 20 years beginning in 1993. The amortization in 1997 and 1996 was based upon a revised estimated transition obligation of $8.3 million.

  The actuarial assumptions used in 1997 and 1996 to determine the benefit obligations and costs for postretirement benefits other than pensions include a weighted average discount rate of 7.50 percent and 7.25 percent, respectively; and for both years, a weighted average expected long-term rate of return on plan assets of 8.00 percent and a rate of increase in future compensation levels of 4.00 percent.

  The assumed health care cost trend rate for participants in the health maintenance plan (HMO) is 5.0 percent for all years. The trend rate for participants in the preferred provider (PPO) and managed indemnity plans are age dependent. For participants under age 65, the trend rate is approximately
9.5 percent in 1998, trending down to an ultimate rate in 2005 of approximately 6.0 percent. For participants age 65 or older, the trend rate is approximately 8.8 percent in 1998, trending down to 6.0 percent in 2005. The effect of a one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 1997, by approximately $1.3 million and the 1997 annual aggregate service and interest costs by approximately $0.1 million.

NOTE 7: WORKFORCE MANAGEMENT PROGRAM

  In the fourth quarter of 1997, the Company announced a Workforce Management Program to reduce costs through a combination of a Voluntary Retirement Incentive (VRI) plan, voluntary severance, involuntary severance, and attrition. The majority of the reductions have occurred through VRI for employees 49 years of age with at least 5 years of service, or employees 55 years of age or over. The VRI package provided additional age and service credits towards retirement benefits. The Company also has a Severance Benefit Plan which provided additional compensation based upon service credit to employees who were involuntarily severed.

  In 1997, PG&E GT-NW expensed $5.0 million for the WMP. These costs included actuarially determined incremental pension and postretirement benefits for medical and life insurance premiums, severance payments, professional fees including outplacement services and lease termination costs. The effects of the workforce reductions are reflected in the pension and postretirement benefits other than pension costs in Note 6, "Employee Benefit Plans," above.

NOTE 8: COMMITMENTS AND CONTINGENCIES

  OPERATING LEASE COMMITMENTS -- Operating lease expense amounted to $1.3 million in 1997, $0.8 million in 1996, and $1.6 million in 1995. Future minimum payments for operating leases are:

                       YEARS ENDING DECEMBER 31,                  (IN THOUSANDS)
                       -------------------------                  -------------
       1998......................................................    $  328
       1999......................................................       325
       2000......................................................       324
       2001......................................................       297
       2002......................................................       185
       Thereafter................................................       284
                                                                     ------
         Total future commitments................................    $1,743
                                                                     ======

  1994 RATE CASE -- In September 1996, the FERC approved, without modification, the proposed settlement of PG&E GT-NW's rate case. The rate case was initially filed on February 28, 1994, while the proposed settlement was filed with the FERC on March 21, 1996. The settlement provided for rolled-in rates effective on November 1, 1996. To mitigate the impact of the higher rolled-in rates, most of the firm shippers that had previously paid rates lower than the rolled-in rates are receiving a reduction from the rolled-in rates for a six year period, while the 1993 expansion shippers are paying a surcharge in addition to the rolled-in rates to offset the effect of the mitigation.

  Although the implementation of rolled-in rates by itself does not change PG&E GT-NW's total revenue requirement, the settlement does provide for, among other things, a lower total cost of service of $206 million, lower depreciation rates, and a return on equity of 12.2 percent from September 1, 1994, the effective date of the rates in this case. In addition, under the settlement, approximately three percent of PG&E GT-NW's firm transportation service capacity was relinquished effective November 1, 1996, for subscription to other shippers who may desire the capacity. Approximately $7.5 million of costs were also allocated to short-term firm and interruptible services.

  The overall effect of the settlement on rates, including mitigation measures and the agreed upon lower cost of service, was to decrease PG&E GT-NW's current 100 percent load factor transportation rates for the full distance of the pipeline (from the Canadian-U.S. border to the Oregon-California border) from $0.48 to $0.33 per Decatherm (Dt) for the 1993 expansion shippers, and to increase the transportation rate for most of the pre-1993 expansion shippers from $0.16 to either $0.20 or $0.24 per Dt, depending upon the level of mitigation applicable to each shipper. The rolled-in rate for the full distance is $0.26 per Dt. In November 1996, PG&E GT-NW refunded the difference between the amounts based on its as-filed cost of service of $217 million and the amounts that would have been collected at the settlement cost of service of $206 million. PG&E GT-NW had established a reserve adequate for its refund obligation under the settlement.

  Although the FERC approved the settlement without modification, several shippers sought rehearing of the FERC's order. In March 1998, the FERC denied these requests for rehearing and reaffirmed its approval of the settlement. The opposing shippers could petition for judicial review by a United States Court of Appeals. In the event the settlement were to be modified as a result of an appeal, PG&E GT-NW would be permitted to terminate the settlement and reinstate the rates contained in its rate case proposal and proceed to a FERC decision based upon the evidence in the case.

  LEGAL MATTERS -- In the normal course of business, the Company is named as a party in a number of claims and lawsuits. In the past, substantially all of these have been litigated or settled with no significant impact on either the Company's results of operations or financial position.

  On June 27, 1997, PG&E GT-NW and Pacific Gas and Electric Company entered into a settlement agreement with Norcen Energy Resources Limited (Norcen Energy) and Norcen Marketing Incorporated (Norcen

Marketing) resolving the litigation filed against PG&E GT-NW and Pacific Gas and Electric Company by Norcen Energy and Norcen Marketing in the U.S. District Court, Northern District of California, on March 17, 1994. The settlement of this matter did not have a material adverse impact on the Company's financial condition, liquidity, or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Since PG&E GT-NW meets the conditions set forth in General Instruction (I)
(1) (a) and (b) of Form 10-K, this information is omitted.

ITEM 11. EXECUTIVE COMPENSATION

  Since PG&E GT-NW meets the conditions set forth in General Instruction (I)
(1) (a) and (b) of Form 10-K, this information is omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Since PG&E GT-NW meets the conditions set forth in General Instruction (I)
(1) (a) and (b) of Form 10-K, this information is omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Since PG&E GT-NW meets the conditions set forth in General Instruction (I)
(1) (a) and (b) of Form 10-K, this information is omitted.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements

    1. The following Financial Statements are filed herewith as part of
       Item 8, Financial Statements and Supplementary Data:

              Statements of Consolidated Income for each of the three years ended December 31, 1997, 1996 and 1995

              Consolidated Balance Sheets as of December 31, 1997 and 1996

              Statements of Consolidated Common Stock Equity for each of the three years ended December 31, 1997, 1996 and 1995

              Statements of Consolidated Cash Flows for each of the three years ended December 31, 1997, 1996 and 1995

              Notes to Consolidated Financial Statements

    2. Report of Independent Public Accountants

  (b) Exhibits required to be filed by Item 601 of Regulation S-K:

  NO.                                 DESCRIPTION
  ---   -----------------------------------------------------------------------
   3.1  Restated Articles of Incorporation of Pacific Gas Transmission Company
        (PGT) effective January 1, 1998, (incorporated by reference to PG&E GT-
        NW's Current Report on Form 8-K dated January 1, 1998 as filed on
        January 14, 1998 (File No. 0-25842), Exhibit 3.1).
   3.2  By-Laws of PG&E Gas Transmission, Northwest Corporation as amended
        January 1, 1998 (incorporated by reference to PG&E GT-NW's Current
        Report on Form 8-K dated January 1, 1998 as filed on January 14, 1998
        (File No. 0-25842), Exhibit 3.2).
   4.1  Senior Trust Indenture Between Pacific Gas Transmission Company and The
        First National Bank of Chicago, as Trustee (Senior Debt), dated as of
        May 22, 1995, (incorporated by reference to PGT's Current Report on
        Form 8-K dated June 21, 1995 (File No. 0-25842), Exhibit 4.2).
   4.2  First Supplemental Indenture Between Pacific Gas Transmission Company
        and The First National Bank of Chicago, as Trustee (Senior Debt), dated as of May 30, 1995, (incorporated by reference to PGT's Current Report on Form 8-K dated June 21, 1995 (File No. 0-25842), Exhibit 4.3).
   4.3  Second Supplemental Indenture Between Pacific Gas Transmission Company
        and The First National Bank of Chicago as Trustee (Senior Debt), dated as of June 23, 1995 (incorporated by reference to PGT's Current Report on Form 8-K dated July 6, 1995 (File No. 0-25842), Exhibit 4.2).
  10.1  Firm Transportation Service Agreement between Pacific Gas Transmission
        Company and Pacific Gas and Electric Company dated October 26, 1993,
        Rate Schedule FTS-1, and general terms and conditions (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for fiscal year 1993 (File No. 1- 2348), Exhibit 10.4).
  10.2  Lease Agreement dated as of April 15, 1994, between Pacific Gas
        Transmission Company and GIC Development 94-I, L.L.C. (incorporated by reference to PGT's Form 10/A (File No. 0-25842), Exhibit 10.3).
 *10.3  Savings Fund Plan for Employees of Pacific Gas Transmission Company
        applicable to management employees, effective January 1, 1995
        (incorporated by reference to PGT's Form 10-K for fiscal year 1995
        (File No. 0-25842), Exhibit 10.4).
 *10.4  Performance Incentive Plan of Pacific Gas Transmission Company
        (incorporated by reference to PGT's Form 10-K for fiscal year 1995
        (File No. 0-25842), Exhibit 10.5).
 *10.5  The Pacific Gas and Electric Company Retirement Plan applicable to non-
        union employees, as amended October 15, 1997, effective January 1, 1998
        (incorporated by reference to PG&E Corporation's Form 10-K for fiscal year 1997 (File No. 1-2348), Exhibit 10.8).
 *10.6  Supplemental Executive Retirement Plan of the Pacific Gas and Electric
        Company, as amended through October 16, 1991 (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for fiscal year 1991
        (File No. 1- 2348), Exhibit 10.11).
 *10.7  PG&E Corporation Long-Term Incentive Program, as amended and restated
        effective as of January 1, 1998, including the PG&E Corporation Stock
        Option Plan, Performance Unit Plan, and Non-Employee Director Stock
        Incentive Plan (incorporated by reference to PG&E Corporation's Form
        10-K for fiscal year 1997 (File No. 1-2348), Exhibit 10.15).
 *10.8  Pacific Gas and Electric Company Executive Flexible Perquisites Program
        (incorporated by reference to Pacific Gas and Electric Company's Form
        10-K for fiscal year 1993 (File No. 1-2348), Exhibit 10.16).
 *10.9  Deferred Compensation Plan of Pacific Gas Transmission Company
        (incorporated by reference to PGT's Form 10/A (File No. 0-25842),
        Exhibit 10.14).
 *10.10 Phantom Stock Plan of Pacific Gas Transmission Company (incorporated by reference to PGT's Form 10/A (File No. 0-25842), Exhibit 10.15).

 10.11 Credit Agreement among Pacific Gas Transmission Company and the Banks,
       Co-Agents and Agent named therein, dated as of May 31, 1995
       (incorporated by reference to PGT's Current Report on Form 8-K dated
       June 21, 1995 (File No. 0-25842), Exhibit 4.4).
 10.12 First Amendment to Credit Agreement among Pacific Gas Transmission
       Company and the Banks, Co-Agents and Agent named therein, dated as of
       September 14, 1995 (incorporated by reference to PGT's 10-K for fiscal year 1995 (File No. 0-25842), Exhibit 10.19).
 10.13 Second Amendment to Credit Agreement among Pacific Gas Transmission
       Company and the Banks, Co-Agents and Agent named therein, dated as of
       December 24, 1996 (incorporated by reference to PGT's 10-K for fiscal year 1996 (File No. 0-25842), Exhibit 10-19).
 10.14 Pacific Gas Transmission Company Retirement Plan applicable to management employees, effective July 1, 1995 (incorporated by reference to PGT's 10-K for fiscal year 1995 (File No. 0-25842), Exhibit 10.20).
 10.15 Appendix H, an amendment to the Pacific Gas Transmission Company
       Retirement Plan applicable to management employees, effective November
       13, 1997 (filed herewith).
 12.1  Computation of Ratio of Earnings to Fixed Charges (filed herewith).
 21.0  Since PG&E GT-NW meets the conditions set forth in General Instruction
       (I) (1) (a) and (b) of Form 10-K, this information is omitted.
 23.1  Consent of Arthur Andersen LLP (filed herewith).
 24.1  Resolution of the Board of Directors of PG&E Gas Transmission, Northwest
       Corporation authorizing the execution of the Form 10-K (filed herewith).
 24.2  Powers of Attorney (filed herewith).
 27    Financial Data Schedule (filed herewith).

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

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

  (c) Reports on Form 8-K

  Reports on Form 8-K during the quarter ended December 31, 1997 and through the date hereof:

   1. October 6, 1997

     Item 5. Other Events--PG&E GT-NW's sale of its Australian subsidiaries and interest in the PG&E Queensland Gas Pipeline to another PG&E Corporation affiliate.

   2. December 12, 1997

     Item 5. Other Events--Announcement of PG&E GT-NW's Workforce
     Management Program.

   3. January 14, 1998

     Item 5. Other Events--Announcement of name change from Pacific Gas Transmission Company to PG&E Gas Transmission, Northwest Corporation.

     Item 7. Financial Statements and Exhibits

     - Restated Articles of Incorporation
     - By-Laws as Amended

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Portland, County of Multnomah, Oregon, on the 30th day of March, 1998.

                             PG&E GAS TRANSMISSION, NORTHWEST CORPORATION
                                               (Registrant)

                             By:                /s/ Frank R. Lindh
                                   --------------------------------------------
                                        (Frank R. Lindh, Attorney-in-Fact)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                          TITLE                 DATE
                ---------                          -----                 ----
 A. Principal Executive Officer
      Joseph P. Kearney                   President and Chief
                                           Executive Officer        March 30, 1998

 B. Principal Financial and Accounting
     Officer
      Stanley C. Karczewski               Vice President of         March 30, 1998
                                           Finance and Controller
                                           and Chief Financial
                                           Officer
 C. Directors
   Joseph P. Kearney                      Chairman of the Board     March 30, 1998
   Bruce R. Worthington                   Director                  March 30, 1998
   M.E. Rescoe                            Director                  March 30, 1998

By:     /s/ Frank R. Lindh
  -----------------------------
    (Frank R. Lindh, Attorney-
             in-Fact)