Form 10-Q
period 1998-03-31
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 1998-05-14
CIK 75491

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998
                                      OR
[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period ____________ to ___________


                         COMMISSION FILE NO. 0-25842
                       PG&E GAS TRANSMISSION, NORTHWEST
                                  CORPORATION
            (Exact name of registrant as specified in its charter)

              CALIFORNIA                                 94-1512922
    (State or other jurisdiction of         (I.R.S. employer Identification No.)
     incorporation or organization)
  2100 SW RIVER PARKWAY, PORTLAND, OR                       97201
(Address of principal executive offices)                 (Zip code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (503) 833-4000

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class              Name of Exchange on Which Registered
--------------------------------------   --------------------------------------
     7.10% Senior Notes Due 2005                New York Stock Exchange
   7.80% Senior Debentures Due 2025             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                    -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1998.

1,000 shares of common stock no par value. (All shares are owned by PG&E Gas Transmission Corporation.)

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H) (1) (a) AND
    (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED
                               DISCLOSURE FORMAT.

TABLE OF CONTENTS
-----------------

PART I.  FINANCIAL INFORMATION                                              Page
------------------------------

Item 1.    Consolidated Financial Statements

              Statements of Consolidated Income                               1

              Consolidated Balance Sheets                                     2

              Statements of Consolidated Common Stock Equity                  4

              Statements of Consolidated Cash Flows                           5

              Notes to Consolidated Financial Statements                      6

                       Note 1.  Basis of Presentation                         6

                       Note 2.  PG&E Corporation Reorganization               6

                       Note 3.  Workforce Management Program                  7

                       Note 4.  Contingencies                                 7

                       Note 5.  Other Comprehensive Income                    9

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       10

PART II.  OTHER INFORMATION
------------------------------

Item 1.       Legal Proceedings                                               17

Item 5.       Other Information                                               17

Item 6.       Exhibits and Reports on Form 8-K                                17

Signatures                                                                    18

PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

--------------------------------------------------------------------------------
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)

--------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
--------------------------------------------------------------------------------
(IN THOUSANDS)                                             1998          1997
--------------------------------------------------------------------------------
OPERATING REVENUES:
Gas transportation                                      $   47,818   $   48,540
Gas transportation for affiliates                           12,944       12,687
Other                                                          143          126
--------------------------------------------------------------------------------
  TOTAL OPERATING REVENUES                                  60,905       61,353
--------------------------------------------------------------------------------

OPERATING EXPENSES:
Administrative and general                                   7,778       10,037
Operations and maintenance                                   3,559        4,756
Depreciation and amortization                                9,792       10,287
Property and other taxes                                     3,085        3,068
--------------------------------------------------------------------------------
   TOTAL OPERATING EXPENSES                                 24,214       28,148
--------------------------------------------------------------------------------
OPERATING INCOME                                            36,691       33,205
--------------------------------------------------------------------------------

OTHER INCOME AND (INCOME DEDUCTIONS):
Investment development                                          -        (3,556)
Allowance for equity funds used during construction            139           72
Interest income                                                 93          214
Other - net                                                   (106)        (145)
--------------------------------------------------------------------------------
   TOTAL OTHER INCOME AND (INCOME DEDUCTIONS)                  126       (3,415)
--------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on long-term debt                                  10,633       11,940
Allowance for borrowed funds used during construction         (138)         (49)
Other interest charges                                         370          229
--------------------------------------------------------------------------------
   NET INTEREST EXPENSE                                     10,865       12,120
--------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                      25,952       17,670

INCOME TAX EXPENSE                                          10,201        8,120
--------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                           15,751        9,550
--------------------------------------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
   BEFORE INCOME TAXES                                          -          (542)

INCOME TAX (EXPENSE) BENEFIT                                    -           (37)
--------------------------------------------------------------------------------
NET INCOME                                              $   15,751   $    8,971
--------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                         -           342
--------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                    $   15,751    $   9,313
--------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

--------------------------------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

--------------------------------------------------------------------------------
                                    ASSETS
--------------------------------------------------------------------------------
                                                       MARCH 31,   DECEMBER 31,
(IN THOUSANDS)                                           1998          1997
--------------------------------------------------------------------------------


PROPERTY, PLANT, AND EQUIPMENT:
Property, plant and equipment in service            $  1,483,511   $  1,478,735
Accumulated depreciation                                (454,536)      (444,408)
--------------------------------------------------------------------------------
 Net plant in service                                  1,028,975      1,034,327
Construction work in progress                             13,075         13,870
--------------------------------------------------------------------------------
   TOTAL PROPERTY, PLANT & EQUIPMENT - NET             1,042,050      1,048,197
--------------------------------------------------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                                    109         48,249
Accounts receivable - gas transportation                  17,013         16,701
Accounts receivable - affiliated companies                    -           4,964
Inventories (at average cost)                             13,886         13,270
Prepayments and other current assets                       2,340          4,282
--------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                   33,348         87,466
--------------------------------------------------------------------------------
DEFERRED CHARGES:
Income tax related                                        25,400         25,482
Deferred charge on reacquired debt                        13,353         13,654
Unamortized debt expense                                   3,917          4,014
Regulatory assets                                          6,380          6,430
Other                                                         -             240
--------------------------------------------------------------------------------
    TOTAL DEFERRED CHARGES                                49,050         49,820
--------------------------------------------------------------------------------
TOTAL ASSETS                                        $  1,124,448   $  1,185,483
--------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

--------------------------------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

--------------------------------------------------------------------------------
                        CAPITALIZATION AND LIABILITIES
--------------------------------------------------------------------------------
                                                       MARCH 31,   DECEMBER 31,
(IN THOUSANDS)                                           1998          1997
--------------------------------------------------------------------------------
CAPITALIZATION:
Common stock - no par value, 1,000 shares
  authorized, issued and outstanding                 $    85,474    $    85,474
Additional paid-in capital                               192,717        192,717
Reinvested earnings                                       59,287        153,536
--------------------------------------------------------------------------------
  Total common stock equity                              337,478        431,727
Long-term debt                                           591,366        563,499
--------------------------------------------------------------------------------
  TOTAL CAPITALIZATION                                   928,844        995,226
--------------------------------------------------------------------------------

CURRENT LIABILITIES:
Long-term debt - current portion                             428            419
Accounts payable - affiliated companies                    2,598             -
Accounts payable and other accrued liabilities            28,931         31,208
Accrued taxes                                              1,812            813
--------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                               33,769         32,440
--------------------------------------------------------------------------------

DEFERRED CREDITS:
Deferred income taxes                                    149,584        145,727
Other                                                     12,251         12,090
--------------------------------------------------------------------------------
  TOTAL DEFERRED CREDITS                                 161,835        157,817
--------------------------------------------------------------------------------

CONTINGENCIES (SEE NOTE 4)                                    -              -
--------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES                 $ 1,124,448    $ 1,185,483
--------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

--------------------------------------------------------------------------------

                STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY
                                  (UNAUDITED)

--------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
--------------------------------------------------------------------------------
(IN THOUSANDS)                                           1998          1997
--------------------------------------------------------------------------------

BALANCE AT BEGINNING OF PERIOD                      $    431,727   $    510,502
  Comprehensive income
    Net income                                            15,751          8,971
    Other comprehensive income
      Foreign currency translation                            -             342
  Dividend paid to parent company                       (110,000)            -
--------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                            $    337,478   $    519,815
--------------------------------------------------------------------------------

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


--------------------------------------------------------------------------------

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

--------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED
                                                                MARCH 31,
--------------------------------------------------------------------------------
(IN THOUSANDS)                                            1998          1997
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $   15,751     $   8,971
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                          10,647        10,950
    Discontinued operations                                    -            579
    Deferred income taxes                                   3,939         3,417
    Allowance for equity funds used during construction      (139)          (72)
Changes in operating assets and liabilities:
    Accounts receivable                                      (312)        2,162
    Accounts payable and other accrued liabilities         (2,277)        1,474
    Accounts payable to affiliates                          7,562        15,333
    Accrued taxes                                             999            12
    Other working capital                                   1,207         1,477
Other - net                                                   570        (1,765)
--------------------------------------------------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES             37,947        42,538
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment expenditures                                        -           (694)
Construction expenditures                                  (3,742)       (5,726)
Allowance for borrowed funds used during construction        (138)          (49)
--------------------------------------------------------------------------------
     NET CASH USED IN INVESTING ACTIVITIES                 (3,880)       (6,469)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                               (22,000)      (33,535)
Long-term debt issued, net of issuance costs               49,793            -
Dividend paid to parent                                  (110,000)           -
--------------------------------------------------------------------------------
     NET CASH USED IN FINANCING ACTIVITIES                (82,207)      (33,535)
--------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   (48,140)        2,534

CASH AND CASH EQUIVALENTS AT JANUARY 1                     48,249        11,969

--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT MARCH 31                  $      109     $  14,503
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid for (received from):
     Interest                                          $    4,271     $   5,124
     Income taxes                                      $      550     $ (10,307)
--------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1:  BASIS OF PRESENTATION
------------------------------

  Effective January 1, 1998, Pacific Gas Transmission Company, incorporated in California in 1957, changed its name to PG&E Gas Transmission, Northwest Corporation (PG&E GT-NW). PG&E GT-NW is affiliated with, but is not the same company as, Pacific Gas and Electric Company, the gas and electric company serving Northern and Central California. PG&E Corporation is the ultimate corporate parent for both PG&E GT-NW and Pacific Gas and Electric Company.

  The accompanying unaudited consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for PG&E GT-NW and its wholly owned subsidiaries including Pacific Gas Transmission International, Inc. (PGT International) and the following subsidiaries through their respective dates of disposition (see Note 2, "PG&E Corporation Reorganization," below):

  Through June 30, 1997:

         PG&E Energy Trading Corporation (PG&E Energy Trading)

  Through September 26, 1997:

         PG&E Gas Transmission Australia Pty Ltd (PG&E Australia) (formerly, PGT
           Australia Pty Limited)

         PG&E Gas Transmission Queensland Pty Limited (PG&E Queensland)
           (formerly, PGT Queensland Pty Limited)

  PG&E GT-NW and its subsidiaries are collectively referred to herein as the "Company." This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in
Item 8, Financial Statements and Supplementary Data, in the Company's Form 10-K for the fiscal year ended December 31, 1997.

  In the opinion of management, the accompanying statements reflect all adjustments necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. Intercompany accounts and transactions have been eliminated. Prior year's amounts in the consolidated financial statements have been reclassified where necessary to conform to the 1998 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.


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

--------------------------------------------------------------------------------

               PG&E ENERGY TRADING:

  On June 30, 1997, PG&E GT-NW distributed all of the shares of PG&E Energy Trading to PG&E GT-NW's sole shareholder, PG&E Gas Transmission Corporation. PG&E Gas Transmission Corporation, in turn, immediately thereafter distributed these shares to its sole shareholder, PG&E Corporation (see PG&E GT-NW's Current Report on Form 8-K filed July 11, 1997 for further discussion and related proforma financial statements).

  Accordingly, PG&E Energy Trading's results are reported as discontinued operations. For financial reporting purposes, the measurement date applied was June 30, 1997, the date of disposal. In addition, since the shares of PG&E Energy Trading were transferred at the $49.3 million net book value at the time of distribution, there was no gain or loss on disposal. For the purpose of cash flow presentation, this transfer was a noncash transaction.


            PG&E GT-NW'S AUSTRALIAN INVESTMENTS:

  On September 26, 1997, PG&E GT-NW sold all of its investments in Australia to another PG&E Corporation affiliate for $42.0 million (see PG&E GT-NW's Current Report on Form 8-K filed October 6, 1997). The subsidiaries sold included PG&E Queensland, the operator of the PG&E Queensland Gas Pipeline, and PG&E Australia. PG&E Australia was established to pursue new business development opportunities in Australia for PG&E GT-NW and to serve as trustee of the PG&E Queensland Unit Trust (PG&E Qld Trust). The Company also sold its investment in the PG&E Qld Trust. The PG&E Qld Trust, which holds the assets of the PG&E Queensland Gas Pipeline, was beneficially owned by PGT International (a PG&E GT-NW wholly owned subsidiary) and PG&E Queensland. The difference between the sales price and PG&E GT-NW's net investment was credited to stockholders equity as no gain or loss was recognized upon disposition since this transaction was between entities within the PG&E Corporation consolidated group.


NOTE 3:  WORKFORCE MANAGEMENT PROGRAM
-------------------------------------

  In the fourth quarter of 1997, the Company announced a Workforce Management Program (WMP) to reduce costs through a combination of a Voluntary Retirement Incentive (VRI) plan, voluntary severance, involuntary severance, and attrition. The majority of the reductions have occurred through VRI for employees 49 years of age with at least 5 years of service, or employees 55 years of age or over. The VRI package provided additional age and service credits towards retirement benefits. The Company also has a Severance Benefit Plan which provided additional compensation based upon service credit to employees who were involuntarily severed. In 1997, PG&E GT-NW expensed $5.0 million for the WMP. These costs included actuarially determined incremental pension and postretirement benefits for medical and life insurance premiums, severance payments, professional fees including outplacement services and lease termination costs.


NOTE 4:  CONTINGENCIES
----------------------

  1994 RATE CASE - In September 1996, the Federal Energy Regulatory Commission
(FERC) approved, without modification, the proposed settlement of PG&E GT-NW's rate case. The rate case was initially filed on February 28, 1994, while the proposed settlement was filed with the FERC on March 21, 1996. The settlement provided for rolled-in rates effective on November 1,

--------------------------------------------------------------------------------

1996. To mitigate the impact of the higher rolled-in rates, most of the firm shippers that had previously paid rates lower than the rolled-in rates are receiving a reduction from the rolled-in rates for a six year period, while the 1993 expansion shippers are paying a surcharge in addition to the rolled-in rates to offset the effect of the mitigation.

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

  Although the FERC approved the settlement without modification, several shippers sought rehearing of the FERC's order. In March 1998, the FERC denied these requests for rehearing and reaffirmed its approval of the settlement. In April 1998, one shipper filed a new request for rehearing at the FERC. The opposing shippers also could petition for judicial review by a United States Court of Appeals. In the event the settlement were to be modified either on rehearing or as a result of an appeal, PG&E GT-NW would be permitted to terminate the settlement and reinstate the rates contained in its rate case proposal and proceed to a FERC decision based upon the evidence in the case.

  LEGAL MATTERS - In the normal course of business, the Company is named as a party in a number of claims and lawsuits. In the past, substantially all of these have been litigated or settled with no significant impact on either the Company's results of operations or financial position.

  PG&E GT-NW is not currently named in any litigation that would have a material adverse impact on the Company's financial condition, liquidity or results of operations.

--------------------------------------------------------------------------------

NOTE 5:  OTHER COMPREHENSIVE INCOME
-----------------------------------

  For the three months ended March 31, 1997, PG&E GT-NW's other comprehensive income was $0.3 million, reflecting foreign currency translation adjustments for the operations of the PG&E Queensland Gas Pipeline and PG&E Energy Trading. As stated in Note 2, the PG&E Queensland Gas Pipeline and PG&E Australia were sold to another PG&E Corporation affiliate on September 26, 1997, and the shares of PG&E Energy Trading were transferred to PG&E Corporation on June 30, 1997.


------------------------------------------------------------------------------------------------------
                                                              TAX
THREE MONTHS ENDED MARCH 31, 1997           BEFORE-TAX     (EXPENSE)      NET-OF-TAX
          (In Millions)                       AMOUNT      OR BENEFIT        AMOUNT
---------------------------------             ------      ----------        ------
Foreign currency translation adjustments      $ 0.3         $ 0.0            $ 0.3
------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------
                                                                        ACCUMULATED
                                            FOREIGN                       OTHER
THREE MONTHS ENDED MARCH 31, 1997           CURRENCY                   COMPREHENSIVE
         (In Millions)                       ITEMS                        INCOME
----------------------------------------     -----                        ------
Beginning Balance                            $ (0.2)                      $ (0.2)
Current-period change                           0.3                          0.3
--------------------------------------------------------------------------------------------
Ending Balance                               $  0.1                       $  0.1
--------------------------------------------------------------------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

CORPORATE STRUCTURE
-------------------

  The unaudited consolidated financial statements include PG&E Gas Transmission, Northwest Corporation (PG&E GT-NW) and its wholly owned subsidiary, Pacific Gas Transmission International, Inc. (PGT International), and the following subsidiaries through their respective dates of disposition:

            Through June 30, 1997:

               PG&E Energy Trading Corporation (PG&E Energy Trading)

            Through September 26, 1997:

               PG&E Gas Transmission Australia Pty Limited (PG&E Australia)

               PG&E Gas Transmission Queensland Pty Limited (PG&E Queensland)

   PG&E GT-NW and its subsidiaries are collectively referred to as the "Company." This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in
Item 8, Financial Statements and Supplementary Data in the Company's Form 10-K for the fiscal year ended December 31, 1997.

  Effective January 1, 1998, Pacific Gas Transmission Company, incorporated in California in 1957, changed its name to PG&E Gas Transmission, Northwest Corporation. PG&E GT-NW is an interstate natural gas pipeline company regulated by the Federal Energy Regulatory Commission (FERC). PG&E GT-NW is affiliated with, but is not the same company as, Pacific Gas and Electric Company, the gas and electric company serving Northern and Central California. PG&E Corporation is the ultimate corporate parent for both PG&E GT-NW and Pacific Gas and Electric Company.

  During 1997, PG&E Corporation reorganized certain aspects of its corporate structure and business lines to support its long-term strategic goals. Consistent with this strategy, on June 30, 1997, PG&E GT-NW distributed all of the shares of PG&E Energy Trading to PG&E GT-NW's sole shareholder, PG&E Gas Transmission Corporation. PG&E Gas Transmission Corporation, in turn, immediately thereafter distributed these shares to its sole shareholder, PG&E Corporation (see PG&E GT-NW's Current Report on Form 8-K filed July 11, 1997, for further discussion and related proforma financial statements).

  On September 26, 1997, PG&E GT-NW sold all of its investments in Australia to another PG&E Corporation subsidiary for $42.0 million. The subsidiaries sold included PG&E Queensland (formerly, PGT Queensland Pty Limited), the operator of the PG&E Queensland Gas Pipeline, and PG&E Australia (formerly, PGT Australia Pty Limited). PG&E Australia was established to pursue new business development opportunities in Australia for PG&E GT-NW and to serve as trustee of the PG&E Queensland Unit Trust (PG&E Qld Trust). The Company also sold its investment in the PG&E Qld Trust. The PG&E Qld Trust, which holds the assets of the PG&E Queensland Gas Pipeline, was beneficially owned by PGT International and PG&E Queensland. Since this transaction was between entities within the PG&E Corporation consolidated group, no gain or loss was recognized upon disposition. (See PG&E GT-NW's Current Report on Form 8-K filed October 6, 1997 for further discussion.)

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


GENERAL
-------

  PG&E GT-NW is a wholly owned subsidiary of its parent holding company, PG&E Gas Transmission Corporation, which is a direct subsidiary of PG&E Corporation. Effective January 1, 1997, PG&E Corporation became the holding company for PG&E GT-NW's former parent company, Pacific Gas and Electric Company. Pacific Gas and Electric Company's ownership interest in PG&E GT-NW was transferred to PG&E Corporation.

  PG&E GT-NW's transportation system provides access to natural gas from producing fields in Western Canada and extends from the British Columbia-Idaho border to the Oregon-California border. PG&E GT-NW's transportation system also provides service to various delivery points in Idaho, Washington and Oregon. PG&E GT-NW's natural gas transportation services are regulated by the FERC. Various safety issues are subject to the jurisdiction of the United States Department of Transportation.


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

  While PG&E GT-NW believes that SFV rate design is likely to continue over the near term, a departure from SFV rate design (whereby a portion of fixed costs would be assigned to the commodity or delivery component of rates) could cause PG&E GT-NW's operating results to be affected by fluctuations in the volumes of gas transported on its system. Similarly, the extent to which PG&E GT-NW's cost of service is recovered under long-term contracts also affects the impact that variations in PG&E GT-NW's throughput would have on its operating results.

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

  During 1997 and 1998, the FERC issued several orders to standardize communications and practices of pipelines, thereby creating a more integrated and efficient pipeline grid. In the most recent ruling in April 1998, the FERC issued a final rule to set standards for electronic communication, nomination and imbalance procedures. The rule proposes, among other items, that by June 1999, all business transactions will be conducted on the public Internet. Pipeline companies need to develop connections using internet tools, directory services, and communication protocols to provide non-discriminatory access to all electronic information.

  In 1997, the FERC also adopted and reaffirmed a new policy that the long-term growth component of return on equity (ROE) be based on the long-term growth rate of the economy as a whole. The FERC will consider both the discounted cash flow
(DCF) method for calculating equity returns and individual risk characteristics of each pipeline to make ROE determinations on a case-by-case basis.

  These regulatory initiatives are not expected to have a significant effect on PG&E GT-NW's financial position, liquidity, or results of operations in the foreseeable future.


COMPETITION
-----------

  Competition to provide natural gas transportation services has intensified in recent years. Regulatory changes, such as Order 636, have significantly increased customers' flexibility, choices and responsibility to directly manage their gas supplies.

  PG&E GT-NW has in the past, and will in the future, actively compete with other pipeline companies for transportation customers on the basis of transportation rates, access to competitively priced gas supply basins, and quality and reliability of transportation services. In addition, by providing interruptible service, PG&E GT-NW competes with released capacity offered by shippers holding firm PG&E GT-NW capacity. PG&E GT-NW's principal competitor in providing transportation services to the Pacific Northwest is Northwest Pipeline Corporation. In California, four major interstate pipeline companies provide transportation services that compete with the services offered by PG&E GT-NW.

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

  PG&E GT-NW's transportation volumes are affected by market conditions in all markets it serves. A significant factor is the availability of hydroelectric generation which in turn causes the demand for natural gas as a fuel for electric generation to fluctuate. In addition, PG&E GT-NW's services face modest competition from fuel oil. Fluctuating levels of throughput caused by these market conditions only have a minor financial impact on PG&E GT-NW because 97 percent of PG&E GT-NW's firm transportation service capacity is currently subscribed under long-term contracts with service billed under the SFV rate design.


FUTURE EXPANSIONS AND BUSINESS DEVELOPMENT
------------------------------------------

  On December 30, 1997, PG&E GT-NW filed a certificate application with the FERC to expand its pipeline capacity by upgrading three compressors on the northern portion of its mainline system. Approximately 72 percent of the additional new capacity of 56,000 Dt/day for annual service plus 20,000 Dt/day for winter service has been contracted with customers for terms ranging from three to seven years for the annual service and 15 years for the winter service. PG&E GT-NW expects that the remainder of the capacity will be subscribed prior to the in-service date of the facilities. The regulatory review process, which encompasses the environmental impact of the project, is expected to be completed during the second quarter of 1998. The estimated cost of the project is $6.0 million, and the facilities are expected to be placed in service by November 1998.

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


ACCOUNTING FOR THE EFFECTS OF REGULATION
----------------------------------------

  PG&E GT-NW currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, PG&E GT-NW has accumulated approximately $58.6 million of regulatory assets as of March 31, 1998, including $8.6 million for relocation costs associated with the transfer of its headquarters from San Francisco, California to Portland, Oregon, and $3.5 million for pension and other postretirement benefits related to PG&E GT-NW's 1997 Workforce Management Program (WMP). Although PG&E GT-NW recorded a reserve against the deferred WMP costs in 1997 and the relocation costs in 1996, management intends to seek recovery of these costs as well as all other regulatory assets through rates charged to customers.

RESULTS OF OPERATIONS
---------------------

            Selected operating results and other data are as follows:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             ----------------------------
                                                              1998                  1997
                                                             ------                ------
                                                                     (In Millions)
Operating revenues                                           $ 60.9                $ 61.3
Operating expenses                                             24.2                  28.1
                                                             ------                ------
   Operating income                                            36.7                  33.2
Other income and (income deductions)                            0.1                  (3.4)
Net interest expense                                           10.8                  12.1
                                                             ------                ------
   Income from continuing operations before taxes              26.0                  17.7
Income tax expense                                             10.2                   8.1
                                                             ------                ------
   Income from continuing operations                           15.8                   9.6
Income (loss) from discontinued operations                        -                  (0.6)
                                                             ------                ------
   Net income                                                $ 15.8                $  9.0
                                                             ======                ======

  NET INCOME - Income from continuing operations was $15.8 million for the three months ended March 31, 1998, compared with $9.6 million for the same period in 1997. The $6.2 million increase in the 1998 period was primarily the result of higher revenue for PG&E GT-NW's pipeline in the Pacific Northwest, lower operating expenses principally resulting from the WMP, and lower investment development expenses.

  OPERATING REVENUES - Gas transportation revenues for the three-month period ended March 31, 1998 decreased $0.4 million compared to the same period in 1997. The decrease was due to the absence of the PG&E Queensland Gas Pipeline, which realized $2.8 million of first quarter 1997 revenues. The PG&E Queensland Gas Pipeline was sold on September 26, 1997. This decrease was partially offset by a $2.4 million increase in revenues from PG&E GT-NW's pipeline in the Pacific Northwest primarily resulting from higher short-term firm and interruptible revenue.

  OPERATING EXPENSES - The components of total operating expenses are as follows:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             ----------------------------
                                                             1998                   1997
                                                            ------                 ------
                                                                     (In Millions)
Administrative and general                                  $  7.8                 $ 10.0
Operations and maintenance                                     3.5                    4.8
Depreciation and amortization                                  9.8                   10.3
Property and other taxes                                       3.1                    3.0
                                                            ------                 ------
     Total operating expenses                               $ 24.2                 $ 28.1
                                                            ======                 ======

  For the three months ended March 31, 1998, compared with the same period in 1997, operating expenses decreased $3.9 million. This decrease reflects lower operating expenses of $2.4 million for PG&E GT-NW's pipeline in the Pacific Northwest and the absence of the PG&E Queensland Gas Pipeline, which incurred $1.5 million of first quarter 1997 operating expenses.

PG&E GT-NW's operating expenses for the pipeline in the Pacific Northwest decreased primarily as a result of the WMP.

  OTHER INCOME AND (INCOME DEDUCTIONS) - Other income and income deductions for the three months ended March 31, 1998, increased $3.5 million compared to the same period in 1997, reflecting lower investment development expenses.

  INTEREST EXPENSE - Interest expense for the three months ended March 31, 1998, decreased $1.3 million compared to the same period in 1997 primarily due to the absence of PG&E Queensland Gas Pipeline, which was sold on September 26, 1997. During the first quarter of 1997, interest expense for the PG&E Queensland Gas Pipeline was $1.7 million. This decrease was partially offset by $0.4 million of higher PG&E GT-NW 1998 interest expense primarily associated with higher long-term debt .

  Interest on PG&E GT-NW's long-term debt was approximately $10.6 million for the three-month period ended March 31, 1998 and $10.3 million for the same period in 1997. The average interest rate was approximately 7.3 percent for the three months ended March 31, 1998 and 1997, while the average balance of long-term debt outstanding during the three months ended March 31, 1998, was $591 million compared to $567 million during the same period in 1997. The 1997 average effective interest rate for the PG&E Queensland Gas Pipeline was 7.4 percent, based upon an average long-term debt balance of $90.8 million.


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

  NET CASH PROVIDED BY OPERATING ACTIVITIES - For the three months ended March 31, 1998, net cash provided by operating activities was $37.9 million, as compared with net cash provided by operating activities of $42.5 for the same period in 1997. The $4.6 million decrease was due to a $13.3 million decrease in the cash provided by the change in working capital which primarily resulted from a $10.3 million net refund for income taxes in the first quarter of 1997. This decrease was partially offset by a $6.8 million increase in PG&E GT-NW net income.

  NET CASH USED IN INVESTING ACTIVITIES - For the three months ended March 31, 1998 compared to the same period in 1997, net cash used in investing activities decreased $2.6 million primarily reflecting lower construction and investment expenditures.

  NET CASH USED IN FINANCING ACTIVITIES - For the three months ended March 31, 1998, cash used in financing activities was $82.2 million reflecting a $110.0 million dividend paid to PG&E GT-NW's parent company, partially offset by a $27.8 million net increase in long-term debt. For the three months ended March 31, 1997, cash used in financing activities was $33.5 million as a result of a reduction in long-term debt.

YEAR 2000 COMPLIANCE
--------------------

  PG&E GT-NW will require increased expenditures during 1998 and 1999 in order to assess its Year 2000 compliance status and to remediate non-compliant systems. The Year 2000 compliance issue exists because many computer systems, applications, and embedded technologies currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems may either fail or not operate properly unless they are modified or replaced. Although final cost estimates have yet to be determined for these changes, it is anticipated that such costs will result in increased expenses being recognized in the near future. It is not expected that these expenses will have a material adverse impact on PG&E GT-NW's financial condition, liquidity, or results of operations.

  PG&E GT-NW is continuing to assess the extent of information system changes required to address this issue. Systems subject to failure include computer hardware and software, as well as electronic monitoring and control systems that contain embedded computer circuitry. In addition to its internal systems, the Company is dependent upon various external parties for goods or services which also have the potential for adversely impacting PG&E GT-NW's operations if they are not Year 2000 compliant. Although PG&E GT-NW believes its initiative to achieve Year 2000 compliance is adequate, if internal systems or the systems of external parties fail, PG&E GT-NW's results of operations could be adversely affected.


LEGAL MATTERS
-------------

  In the normal course of business, the Company is named as a party in a number of claims and lawsuits. In the past, substantially all of these have been litigated or settled with no significant impact on the Company's financial position, liquidity, or results of operations.

  PG&E GT-NW is not currently named in any litigation that would have a material adverse impact on the Company's financial condition, liquidity or results of operations.


NEW ACCOUNTING STANDARD
-----------------------

  Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS No. 130 did not have an adverse impact on the Company's financial position, liquidity, or results of operations.

PART II:  OTHER INFORMATION
---------------------------


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

  In the normal course of business, the Company is named as a party in a number of claims and lawsuits. In the past, substantially all of these have been litigated or settled with no significant impact on either the Company's results of operations or financial position.

  PG&E GT-NW is not currently named in any litigation that would have a material adverse impact on the Company's financial condition, liquidity or results of operations.


ITEM 5.  OTHER INFORMATION
         -----------------

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibit 27 - Financial Data Schedule for the three months ended March 31, 1998.

         (b) Reports on Form 8-K during the quarter ended March 31, 1998 and through the date hereof:

         1.    January 14, 1998
               Item 5. Other Events - name change from Pacific Gas Transmission Company to PG&E Gas Transmission, Northwest Corporation

               Item 7. Financial Statements and Exhibits - restated Articles of Incorporation and Bylaws to reflect name change

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        PG&E GAS TRANSMISSION, NORTHWEST CORPORATION
                       ---------------------------------------------
                                   (Registrant)



May 14, 1998      By:  /s/   STANLEY C. KARCZEWSKI
                       ----------------------------------
                       Name:   Stanley C. Karczewski
                       Title:  Vice President of Finance and Controller
                               and Chief Financial Officer