Form 10-Q
period 1998-06-30
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 1998-08-14
CIK 75491

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)



[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                      OR
[    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF  THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period _______________ to ________________

                          COMMISSION FILE NO. 0-25842
                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION
            (Exact name of registrant as specified in its charter)

             CALIFORNIA                                                      94-1512922
   (State or other jurisdiction of                             (I.R.S. employer Identification No.)
   incorporation or organization)
2100 SW RIVER PARKWAY, PORTLAND, OR                                     97201
(Address of principal executive offices)                              (Zip code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (503) 833-4000

Securities registered pursuant to Section 12(b) of the Act:

                   Title of Each Class                          Name of Exchange on Which Registered
         --------------------------------------            -------------------------------------------
               7.10% Senior Notes Due 2005                             New York Stock Exchange
             7.80% Senior Debentures Due 2025                          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                    ----------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1998.

1,000 shares of common stock no par value. (All shares are owned by PG&E Gas Transmission Corporation.)

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H) (1) (a) AND
    (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED
                               DISCLOSURE FORMAT.

TABLE OF CONTENTS
-----------------

     PART I.  FINANCIAL INFORMATION                            Page
     ------------------------------
Item 1.    Consolidated Financial Statements

           Statements of Consolidated Income                    1

           Consolidated Balance Sheets                          2

           Statements of Consolidated Common Stock Equity       4

           Statements of Consolidated Cash Flows                5

           Notes to Consolidated Financial Statements           6

                   Note 1.  Basis of Presentation               6

                   Note 2.  Contingencies                       7

                   Note 3.  Other Comprehensive Income          7

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations              8


PART II.  OTHER INFORMATION
------------------------------

Item 1.    Legal Proceedings                                    15

Item 6.    Exhibits and Reports on Form 8-K                     15

Signatures                                                      16

PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

-----------------------------------------------------------------------------------------------------------------------------------

                                                 STATEMENTS OF CONSOLIDATED INCOME
                                                            (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30,                        JUNE 30,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                          1998             1997            1998            1997
------------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
Gas transportation                                                    $   44,759      $   45,129      $  92,577       $  93,669
Gas transportation for affiliates                                         12,268          11,914         25,212          24,601
Other                                                                        176             134            319             260
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING REVENUES                                             57,203          57,177        118,108         118,530
------------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Administrative and general                                                 6,280           8,019         14,058          18,056
Operations and maintenance                                                 4,087           3,560          7,646           8,316
Depreciation and amortization                                              9,822          10,320         19,614          20,607
Property and other taxes                                                   2,849           2,727          5,934           5,795
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING EXPENSES                                             23,038          24,626         47,252          52,774
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                          34,165          32,551         70,856          65,756
------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND (INCOME DEDUCTIONS):
Investment development                                                         -          (3,540)             -          (7,096)
Allowance for equity funds used during construction                          174             161            313             233
Interest income                                                               44             206            137             420
Other - net                                                                  (93)           (894)          (199)         (1,039)
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL OTHER INCOME AND (INCOME DEDUCTIONS)                              125          (4,067)           251          (7,482)
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on long-term debt                                                10,570          11,754         21,203          23,694
Allowance for borrowed funds used during construction                       (183)           (105)          (321)           (154)
Other interest charges                                                       363             310            733             539
------------------------------------------------------------------------------------------------------------------------------------
     NET INTEREST EXPENSE                                                 10,750          11,959         21,615          24,079
------------------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                                  23,540          16,525         49,492          34,195

INCOME TAX EXPENSE                                                         9,093           5,432         19,294          13,552
-----------------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                         14,447          11,093         30,198          20,643
-----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
     BEFORE INCOME TAXES                                                       -         (11,359)             -         (11,901)

INCOME TAX (EXPENSE) BENEFIT                                                   -           4,194              -           4,157
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                14,447           3,928         30,198          12,899
-----------------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                        -          (6,112)             -          (5,770)
------------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                  $   14,447      $   (2,184)    $   30,198        $  7,129
------------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

-----------------------------------------------------------------------------------------------------------------------------------

                                                 CONSOLIDATED BALANCE SHEETS
                                                         (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                           ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       JUNE 30,            DECEMBER 31,
(IN THOUSANDS)                                                                           1998                  1997
------------------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT, AND EQUIPMENT:
Property, plant and equipment in service                                          $   1,487,983            $   1,478,735
Accumulated depreciation                                                               (464,767)                (444,408)
------------------------------------------------------------------------------------------------------------------------------------
  Net plant in service                                                                1,023,216                1,034,327
Construction work in progress                                                            27,181                   13,870
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL PROPERTY, PLANT & EQUIPMENT - NET                                          1,050,397                1,048,197
------------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                                                                 1,811                   48,249
Accounts receivable - gas transportation                                                 15,392                   16,701
Accounts receivable - affiliated companies                                                3,641                    4,964
Accounts receivable - other                                                               9,149                    6,747
Inventories (at average cost)                                                             7,383                    6,523
Prepayments and other current assets                                                        703                    4,282
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                                38,079                   87,466
------------------------------------------------------------------------------------------------------------------------------------

DEFERRED CHARGES:
Income tax related                                                                       25,334                   25,482
Deferred charge on reacquired debt                                                       13,052                   13,654
Unamortized debt expense                                                                  3,820                    4,014
Regulatory assets                                                                         6,339                    6,430
Other                                                                                         -                      240
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL DEFERRED CHARGES                                                              48,545                   49,820
------------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                      $   1,137,021            $   1,185,483
------------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

-----------------------------------------------------------------------------------------------------------------------------------

                                             CONSOLIDATED BALANCE SHEETS
                                                     (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                           CAPITALIZATION AND LIABILITIES
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     JUNE 30,              DECEMBER 31,
(IN THOUSANDS)                                                                         1998                    1997
-----------------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION:
Common stock - no par value, 1,000 shares authorized,
     issued and outstanding                                                       $    85,474              $    85,474
Additional paid-in capital                                                            192,717                  192,717
Reinvested earnings                                                                    68,734                  153,536
------------------------------------------------------------------------------------------------------------------------------------
     Total common stock equity                                                        346,925                  431,727
Long-term debt                                                                        596,390                  563,499
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL CAPITALIZATION                                                             943,315                  995,226
------------------------------------------------------------------------------------------------------------------------------------


CURRENT LIABILITIES:
Long-term debt - current portion                                                          437                      419
Accounts payable and other accrued liabilities                                         26,858                   31,208
Accrued taxes                                                                             869                      813
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                         28,164                   32,440
------------------------------------------------------------------------------------------------------------------------------------

DEFERRED CREDITS:
Deferred income taxes                                                                 153,364                  145,727
Other                                                                                  12,178                   12,090
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL DEFERRED CREDITS                                                           165,542                  157,817
------------------------------------------------------------------------------------------------------------------------------------

CONTINGENCIES (SEE NOTE 2)                                                                  -                       -
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES                                            $   1,137,021           $   1,185,483
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

-----------------------------------------------------------------------------------------------------------------------------------

                                   STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY
                                                    (UNAUDITED)
 -----------------------------------------------------------------------------------------------------------------------------------

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                                1998            1997
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                                                           $  431,727      $   510,502
     Comprehensive income
            Net income                                                                       30,198           12,899
            Other comprehensive income                                                            0
                 Foreign currency translation                                                     -           (5,770)
     Return of Capital of PG&E Energy Trading to parent company                                   -          (49,275)
     Dividend paid to parent company                                                       (115,000)         (10,000)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                                                 $  346,925      $   458,356
------------------------------------------------------------------------------------------------------------------------------------

      The accompanying Notes to Consolidated Financial Statements are an
                      integral part of these statements.

------------------------------------------------------------------------------------------------------------------------------------
                                            STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                         (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        SIX MONTHS ENDED
                                                                                                            JUNE 30,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                                    1998                  1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                    $  30,198             $  12,899
Adjustments to reconcile net income to net cash provided by
  operating activities:
        Depreciation and amortization                                                            21,338                21,717
        Discontinued operations                                                                       -                 7,744
        Deferred income taxes                                                                     7,785                 7,289
        Allowance for equity funds used during construction                                        (313)                 (233)
Changes in operating assets and liabilities:
        Accounts receivable - gas transportation                                                  1,309                 4,103
        Accounts receivable - affiliated companies                                                1,323                10,061
        Accounts payable and other accrued liabilities                                           (4,350)               (6,138)
        Accrued taxes                                                                                56                  (848)
        Other working capital                                                                       317                 4,958
Other - net                                                                                         419                (1,859)
------------------------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                              58,082                59,693
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment expenditures                                                                               -                (3,937)
Construction expenditures                                                                       (22,065)              (17,643)
Allowance for borrowed funds used during construction                                              (321)                 (154)
------------------------------------------------------------------------------------------------------------------------------------

          NET CASH USED IN INVESTING ACTIVITIES                                                 (22,386)              (21,734)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                                                     (40,324)              (26,635)
Long-term debt issued, net of issuance costs                                                     73,190                     -
Dividend paid to parent                                                                        (115,000)              (10,000)
------------------------------------------------------------------------------------------------------------------------------------
          NET CASH USED IN FINANCING ACTIVITIES                                                 (82,134)              (36,635)
------------------------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         (46,438)                1,324

CASH AND CASH EQUIVALENTS AT JANUARY 1                                                           48,249                11,969
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT JUNE 30                                                          $   1,811             $  13,293
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
Cash paid for (received from):
          Interest                                                                            $  20,797             $  22,546
          Income taxes                                                                        $  11,409             $  (5,238)
------------------------------------------------------------------------------------------------------------------------------------

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

  The accompanying unaudited consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for PG&E GT-NW and its wholly owned subsidiaries including Pacific Gas Transmission International, Inc. (PGT International) and the following subsidiaries through their respective dates of disposition:

  Through June 30, 1997:

          PG&E Energy Trading Corporation (PG&E Energy Trading)

  Through September 26, 1997:

          PG&E Gas Transmission Australia Pty Ltd (PG&E Australia)

          PG&E Gas Transmission Queensland Pty Limited (PG&E Queensland)

  On June 30, 1997, PG&E GT-NW distributed all of the shares of PG&E Energy Trading to PG&E GT-NW's sole shareholder, PG&E Gas Transmission Corporation. PG&E Gas Transmission Corporation immediately thereafter distributed these shares to its sole shareholder, PG&E Corporation. Accordingly, PG&E Energy Trading's results are reported as discontinued operations.

  On September 26, 1997, PG&E GT-NW sold all of its investments in Australia to another PG&E Corporation affiliate. The subsidiaries sold included PG&E Queensland, the operator of the PG&E Queensland Gas Pipeline, and PG&E Australia. The Company also sold its investment in the PG&E Qld Trust. The PG&E Qld Trust, which held the assets of the PG&E Queensland Gas Pipeline, was beneficially owned by PGT International (a PG&E GT-NW wholly owned subsidiary).

  PG&E GT-NW and its subsidiaries are collectively referred to herein as the "Company." This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in
Item 8, Financial Statements and Supplementary Data, in the Company's Form 10-K for the fiscal year ended December 31, 1997.

  In the opinion of management, the accompanying statements reflect all adjustments necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. Subsidiary intercompany accounts and transactions have been eliminated. Prior year's amounts in the consolidated financial statements have been reclassified where necessary to conform to the 1998 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

--------------------------------------------------------------------------------

NOTE 2:  CONTINGENCIES
----------------------

  1994 RATE CASE -  In September 1996, the Federal Energy Regulatory Commission
(FERC) approved, without modification, the proposed settlement of PG&E GT-NW's rate case. The rate case was initially filed on February 28, 1994, while the proposed settlement was filed with the FERC on March 21, 1996. In March and June 1998, the FERC denied requests by several shippers for rehearing and reaffirmed its approval of the settlement. In May 1998, three shippers petitioned for judicial review of the FERC Orders by the United States Court of Appeals for the District of Columbia. In the event the settlement were to be modified as a result of an appeal, PG&E GT-NW would be required to implement the results as ordered by the court but would also have the right to appeal any order that modifies the settlement.

  LEGAL MATTERS - In the normal course of business, the Company is named as a party in a number of claims and lawsuits. PG&E GT-NW is not currently named in any litigation that would have a material adverse impact on the Company's financial condition, liquidity or results of operations.


NOTE 3:  OTHER COMPREHENSIVE INCOME
-----------------------------------

  For the six months ended June 30, 1997, PG&E GT-NW's other comprehensive loss was $5.8 million, reflecting foreign currency translation adjustments for the operations of the PG&E Queensland Gas Pipeline and PG&E Energy Trading. As stated in Note 1, the PG&E Queensland Gas Pipeline and PG&E Australia were sold to another PG&E Corporation affiliate on September 26, 1997, and the shares of PG&E Energy Trading were transferred to PG&E Corporation on June 30, 1997.


                                                                                   TAX
SIX MONTHS ENDED JUNE 30, 1997                         BEFORE-TAX                (EXPENSE)                 NET-OF-TAX
     (In Millions)                                       AMOUNT                 OR BENEFIT                   AMOUNT
--------------------------------------------      ------------------       ------------------       ---------------------
Foreign currency translation adjustments                  $(5.8)                    $0.0                       $(5.8)
                                                  ==================       ==================       =====================


                                                                                                         ACCUMULATED
                                                                                 FOREIGN                    OTHER
SIX MONTHS ENDED JUNE 30, 1997                                                   CURRENCY               COMPREHENSIVE
          (In Millions)                                                           ITEMS                     INCOME
----------------------------------                                         ------------------       ---------------------
Beginning Balance                                                                   $(0.2)                     $(0.2)
Current-period change                                                                (5.8)                      (5.8)
                                                                           ------------------       ---------------------
Ending Balance                                                                      $(6.0)                     $(6.0)
                                                                           ==================       =====================

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL
-------

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

  The following discussion includes forward-looking statements that involve a number of risks, uncertainties, and assumptions. When used in Management's Discussion and Analysis of Financial Condition and Results of Operations, words such as "estimates," "expects," "intends," "anticipates," "plans," and similar expressions identify those statements which are forward-looking. Actual results may differ materially from those expressed in the forward-looking statements. The important factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the ongoing restructuring of the gas industry, changes in future rate-making, and the ability of the Company to expand its core pipeline business.

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

CHANGING REGULATORY ENVIRONMENT
-------------------------------

  During 1997 and 1998, the Federal Energy Regulatory Commission (FERC or the Commission) issued several orders to standardize communications and practices of pipelines, thereby creating a more integrated and efficient pipeline grid. In April 1998, the FERC issued Order 587-G which sets standards for electronic communication, nomination, and imbalance procedures. The order proposes, among other items, that by June 1999, all business transactions will be conducted on the public Internet. Pipeline companies need to develop connections using internet tools, directory services, and communication protocols to provide non-discriminatory access to all electronic information. In May 1998, many companies, including PG&E GT-NW, filed for rehearing of certain aspects of Order 587-G.

  In July 1998, the Commission issued Order 587-H which establishes new nomination and scheduling procedures. Effective November 2, 1998, pipeline companies must offer shippers additional opportunities to modify their nominations for service within a given day.

  Also in July 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) that addresses several short-term service issues. The purpose of the NOPR is to maximize competition in the marketplace, monitor transactions through increased reporting, and mitigate market power where it exists. The NOPR includes, among other items, the removal of the price cap for the short-term market, establishment of auctions for short-term capacity, permission for negotiated terms and conditions with protections for recourse shippers, and removal of the five-year matching cap in the right-of-first-refusal procedure. Comments on the NOPR are due in November 1998, and a final rulemaking is expected in the first half of 1999.

  These regulatory initiatives are not expected to have a material impact on PG&E GT-NW's financial position, liquidity, or results of operations in the foreseeable future.


FUTURE EXPANSIONS AND BUSINESS DEVELOPMENT
------------------------------------------

  On December 30, 1997, PG&E GT-NW filed a certificate application with the FERC to expand its pipeline capacity by upgrading three compressors on the northern portion of its mainline system. Approximately 72 percent of the additional new capacity of 56,000 Dt/day for annual service plus 20,000 Dt/day for winter service has been contracted with customers for terms ranging from three to seven years for the annual service and 15 years for the winter service. The regulatory review process, which encompasses the environmental impact of the project, is expected to be completed during August 1998. The estimated cost of the project is $6.0 million, and the facilities are expected to be placed in service by November 1998.

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

ACCOUNTING FOR THE EFFECTS OF REGULATION
----------------------------------------

  PG&E GT-NW currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, PG&E GT-NW has accumulated approximately $59.4 million of regulatory assets as of June 30, 1998, including $8.6 million for relocation costs associated with the transfer of its headquarters from San Francisco, California to Portland, Oregon, and $3.5 million for pension and other postretirement benefits related to PG&E GT-NW's 1997 Workforce Management Program (WMP). Although PG&E GT-NW recorded a reserve against the deferred WMP costs in 1997 and the relocation costs in 1996, management intends to seek recovery of these costs as well as all other regulatory assets through rates charged to customers.

RESULTS OF OPERATIONS
---------------------

  Selected operating results and other data are as follows:

                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30,                         JUNE 30,
                                                               1998              1997            1998             1997
                                                               ----              ----            ----             ----
                                                                    (In Millions)                    (In Millions)
Operating revenues                                        $      57.2       $      57.2     $     118.1      $    118.5
Operating expenses                                               23.0              24.6            47.2            52.7
                                                          -----------       -----------     -----------      ----------
   Operating income                                              34.2              32.6            70.9            65.8
Other income and (income deductions)                              0.1              (4.1)            0.2            (7.5)
Net interest expense                                             10.8              12.0            21.6            24.1
                                                          -----------       -----------     -----------      ----------
   Income from continuing operations before taxes                23.5              16.5            49.5            34.2
Income tax expense                                                9.1               5.4            19.3            13.6
                                                          -----------       -----------     -----------      ----------
   Income from continuing operations                             14.4              11.1            30.2            20.6
Income (loss) from discontinued operations                          -              (7.2)              -            (7.7)
                                                          -----------       -----------     -----------      ----------
   Net income                                             $      14.4       $       3.9     $      30.2      $     12.9
                                                          ===========       ===========     ===========      ==========


  NET INCOME - Income from continuing operations for the three and six month periods ended June 30, 1998, increased $3.3 million and $9.6 million, respectively, compared to the same periods in 1997. The increases in the 1998 periods were primarily the result of lower operating expenses, lower investment development expenses, and lower interest expense.

  OPERATING REVENUES - Operating revenues for the three and six month periods ended June 30, 1998, were unchanged and decreased $0.4 million, respectively, compared to the same periods in 1997. The absence of the PG&E Queensland Gas Pipeline revenue in 1998 was offset by an increase in revenue from PG&E GT-NW's pipeline in the Pacific Northwest which primarily resulted from higher short-term firm and interruptible revenue. The revenue from PG&E GT-NW's pipeline in the Pacific Northwest increased $2.8 million and $5.1 million for the three and six month periods ended June 30, 1998, respectively, compared to the same periods in 1997. The PG&E Queensland Gas Pipeline, which was sold on September 26, 1997, realized $2.8 million and $5.5 million of revenue for the three and six month periods ended June 30, 1997, respectively.

  OPERATING EXPENSES - The components of total operating expenses are as follows:


                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        JUNE 30,                             JUNE 30,
                                                                1998               1997              1998             1997
                                                                ----               ----              ----             ----
                                                                     (In Millions)                       (In Millions)
Administrative and general                                 $        6.3       $        8.0      $      14.1      $       18.0
Operations and maintenance                                          4.1                3.6              7.6               8.3
Depreciation and amortization                                       9.8               10.3             19.6              20.6
Property and other taxes                                            2.8                2.7              5.9               5.8
                                                           ------------       ------------      -----------      ------------
    Total operating expenses                               $       23.0       $       24.6      $      47.2      $       52.7
                                                           ============       ============      ===========      ============


  For the three and six month periods ended June 30, 1998, compared with the same periods in 1997, operating expenses decreased $1.6 million and $5.5 million, respectively. The decreases reflect lower operating expenses for PG&E GT-NW's pipeline in the Pacific Northwest and the absence of the PG&E Queensland Gas Pipeline, which incurred $1.7 million and $3.2 million of operating expenses for the three and six month periods ended June 30, 1997, respectively.

  OTHER INCOME AND (INCOME DEDUCTIONS) - Other income, net of income deductions, for the three and six month periods ended June 30, 1998, increased $4.2 million and $7.7 million, respectively, compared to the same periods in 1997, primarily reflecting lower investment development expenses.

  INTEREST EXPENSE - Interest expense for the three and six month periods ended June 30, 1998, decreased $1.2 million and $2.5 million, respectively, compared to the same periods in 1997 primarily due to the absence of interest on debt for the PG&E Queensland Gas Pipeline, which was sold on September 26, 1997. During the three and six month periods ended June 30, 1997, interest expense for the PG&E Queensland Gas Pipeline was $1.7 million and $3.4 million, respectively. This decrease was partially offset by higher interest expense for PG&E GT-NW's pipeline in the Pacific Northwest primarily due to higher long-term debt balances.

  Interest on PG&E GT-NW's long-term debt for the pipeline in the Pacific Northwest was approximately $21.2 million for the six-month period ended June 30, 1998 and $20.3 million for the same period in 1997. For the six months ended June 30, 1998 and 1997, the average interest rate was approximately 7.3 percent and 7.4 percent, respectively, while the average balance of long-term debt outstanding was $586 million and $553 million, respectively. For the six months ended June 30, 1997, the average effective interest rate for the PG&E Queensland Gas Pipeline was 7.6 percent, based upon an average long-term debt balance of $90.6 million.


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

  NET CASH PROVIDED BY OPERATING ACTIVITIES - For the six months ended June 30, 1998, net cash provided by operating activities was $58.1 million, compared with $59.7 for the same period in 1997. The $1.6 million decrease was due to a $13.5 million decrease in the cash provided by the change in working capital which primarily resulted from a $10.3 million net refund for income taxes in the first quarter of 1997. This decrease was partially offset by a $9.6 million increase in net income from continuing operations.

NET CASH USED IN INVESTING ACTIVITIES - For the six months ended June 30, 1998 compared to the same period in 1997, net cash used in investing activities increased $0.7 million reflecting higher construction expenditures, offset in part by lower investment expenditures.

  NET CASH USED IN FINANCING ACTIVITIES For the six months ended June 30, 1998, cash used in financing activities was $82.1 million reflecting $115.0 million in dividends paid, partially offset by a $32.9 million net increase in long-term debt. For the six months ended June 30, 1997, cash used in financing activities was $36.6 million resulting from a $26.6 million reduction in long-term debt and $10.0 million of dividends paid. In July 1998, an additional $15.0 million of dividends was paid.


YEAR 2000 COMPLIANCE
---------------------

  The Year 2000 issue exists because many software products use only two digits to identify a year in the date field and were developed without considering the impact of the upcoming change in the century. Some of these software products are critical to PG&E GT-NW's operations and business processes and might fail or function incorrectly if not repaired or replaced with Year 2000 compliant products. In addition, many electronic monitoring and control systems have two-digit date coding embedded within their circuitry and may also be susceptible to failure or incorrect operation unless corrected or replaced with Year 2000 compliant products.

  Currently, PG&E GT-NW is focusing its efforts to be Year 2000 ready on those software and embedded systems which are critical to its business. PG&E GT-NW expects to complete substantially all remediation of the critical software systems by the end of 1998 and to complete testing of these systems by the third quarter of 1999. Although PG&E GT-NW has completed an enterprise-wide inventory of all embedded systems to assess the degree of Year 2000 compliance, additional embedded systems that require Year 2000 remediation may be discovered as the remediation and testing phases of the compliance effort is begun. PG&E GT-NW expects to complete the assessment of all critical embedded systems, and to repair or replace those systems found to be non-compliant, by the second quarter of 1999.

  PG&E GT-NW also depends on external parties including customers, suppliers, business partners, government agencies, and financial institutions to reliably deliver products and services. To the extent that any of these parties experience Year 2000 problems in their systems, the demand for, and the reliability of, PG&E GT-NW's services may be adversely affected. The Company has begun to assess the degree to which third parties with which it has significant business relationships plan to address Year 2000 problems in their systems. PG&E GT-NW expects to complete this assessment by the fourth quarter of 1998.

  To the extent appropriate, PG&E GT-NW plans to develop contingency plans to reduce the risk of material impacts on operations from Year 2000 problems. Due to the speculative nature of contingency planning, it is uncertain whether such plans actually will be sufficient to reduce the risk of material impacts on operations due to Year 2000 problems.

  Through June 30, 1998, the Company has spent approximately $4 million to assess and remediate Year 2000 problems and to replace non-compliant software systems. In large part, these non-compliant software systems were replaced for business purposes other than addressing Year 2000 issues. The replacement costs for these systems were capitalized. The remaining costs, including costs incurred to assess and remediate Year 2000 problems, were expensed.

  Currently, PG&E GT-NW estimates that it will spend approximately $14 million in the aggregate for the remainder of 1998 and 1999 to address Year 2000 issues, to replace non-compliant software systems, and to replace hardware in non-compliant embedded systems and computer systems. The Company expects that approximately $11 million of the estimated aggregate amount will represent replacement costs incurred primarily for business purposes other than to address Year 2000 issues. This amount will be capitalized. The remaining amount, approximately $3 million, will be expensed. As the systems assessment continues and as the remediation and testing phases of the compliance effort progress, these estimated costs may increase. Further, the Company expects to incur costs after the Year 1999 to remediate and replace less critical software and embedded systems.

  PG&E GT-NW's current schedule is subject to change, depending on developments that may arise through further assessment of the systems and through the remediation and testing phases of the compliance effort. Further, PG&E GT-NW's current schedule is partially dependent on the efforts of third parties including vendors, suppliers, and customers. Therefore, delays by third parties may cause the schedule to change.

  Based on the current schedule for the completion of Year 2000 tasks, PG&E GT-NW believes that the plan is adequate to secure Year 2000 readiness of its critical systems. Nevertheless, achieving Year 2000 readiness is subject to various risks and uncertainties, many of which are described above. The Company is not able to predict all the factors that could cause actual results to differ materially from its current expectations as to Year 2000 readiness. However, if PG&E GT-NW, or third parties with whom it has significant business relationships, fail to achieve Year 2000 readiness with respect to critical systems, there could be a material adverse impact on the Company's financial position, results of operations, and cash flows.


NEW ACCOUNTING STANDARD
------------------------

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

PART II:  OTHER INFORMATION
---------------------------


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

  For information concerning legal proceedings, see Note 2, "Contingencies," in the Notes to Consolidated Financial Statements contained in Item 1, Consolidated Financial Statements, above.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

  (a)  Exhibit 27 - Financial Data Schedule for the six months ended June 30,
1998.

  (b) Reports on Form 8-K during the quarter ended June 30, 1998 and through the date hereof:

       None.

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



                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION
                 ---------------------------------------------
                                 (Registrant)



August 13, 1998   By:      /s/   STANLEY C. KARCZEWSKI
                           ----------------------------------
                  Name:    Stanley C. Karczewski
                  Title:   Vice President of Finance and Controller
                           and Chief Financial Officer