Form 10-Q
period 1998-09-30
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 1998-11-13
CIK 75491

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                      OR
[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF  THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period _______________ to ________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 1998.

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

PART I: FINANCIAL INFORMATION
-----------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                                     STATEMENTS OF CONSOLIDATED INCOME
                                                                (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                        SEPTEMBER 30,
(IN THOUSANDS)                                                  1998              1997               1998               1997
------------------------------------------------------------------------------------------------------------------------------------


OPERATING REVENUES:
Gas transportation                                         $    45,471      $    48,971      $     138,048        $     142,640
Gas transportation for affiliates                               12,712           12,143             37,924               36,744
Other                                                              220              232                539                  492
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING REVENUES                                   58,403           61,346            176,511              179,876
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Administrative and general                                       8,621            8,859             22,679               26,915
Operations and maintenance                                       3,881            5,102             11,527               13,418
Depreciation and amortization                                    9,741           10,330             29,355               30,937
Property and other taxes                                         2,825            2,826              8,759                8,621
-----------------------------------------------------------------------------------------------------------------------------------

     TOTAL OPERATING EXPENSES                                   25,068           27,117             72,320               79,891
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                33,335           34,229            104,191               99,985
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND (INCOME DEDUCTIONS):
Investment development                                               -           (4,174)                 -              (11,270)
Allowance for equity funds used during construction                417               96                730                  329
Interest income                                                     43              160                180                  580
Other -  net                                                     1,065             (117)               866               (1,156)
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL OTHER INCOME AND (INCOME DEDUCTIONS)                  1,525           (4,035)             1,776              (11,517)
-----------------------------------------------------------------------------------------------------------------------------------


INTEREST EXPENSE:
Interest on long-term debt                                      10,704           11,711             31,907               35,405
Allowance for borrowed funds used during construction             (432)             (69)              (753)                (223)
Other interest charges                                             346              296              1,079                  835
-----------------------------------------------------------------------------------------------------------------------------------
     NET INTEREST EXPENSE                                       10,618           11,938             32,233               36,017
-----------------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                        24,242           18,256             73,734               52,451

INCOME TAX EXPENSE                                               8,511            7,008             27,805               20,560
-----------------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                               15,731           11,248             45,929               31,891
-----------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
     BEFORE INCOME TAXES                                             -                -                  -              (11,901)
INCOME TAX (EXPENSE) BENEFIT                                         -                -                  -                4,157
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      15,731           11,248             45,929               24,147
-----------------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                              -            5,478                  -                 (292)
-----------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                       $    15,731      $    16,726      $      45,929        $      23,855
------------------------------------------------------------------------------------------------------------------------------------


         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 --------------------------------------------------------------------------------------------------------------------------
                                                 CONSOLIDATED BALANCE SHEETS
                                                         (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                                           ASSETS
---------------------------------------------------------------------------------------------------------------------------
                                                                                       SEPTEMBER 30,           DECEMBER 31,
(IN THOUSANDS)                                                                             1998                    1997
---------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT, AND EQUIPMENT:
Property, plant and equipment in service                                               $ 1,495,496              $ 1,478,735
Accumulated depreciation                                                                  (474,518)                (444,408)
---------------------------------------------------------------------------------------------------------------------------
  Net plant in service                                                                   1,020,978                1,034,327
Construction work in progress                                                               31,294                   13,870
---------------------------------------------------------------------------------------------------------------------------
     TOTAL PROPERTY, PLANT & EQUIPMENT - NET                                             1,052,272                1,048,197
---------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                                                                    2,814                   48,249
Accounts receivable - gas transportation                                                    15,211                   16,701
Accounts receivable - affiliated companies                                                   4,698                    4,964
Accounts receivable - other                                                                  9,586                    6,747
Inventories (at average cost)                                                                6,766                    6,523
Prepayments and other current assets                                                           283                    4,282
---------------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                                   39,358                   87,466
---------------------------------------------------------------------------------------------------------------------------

DEFERRED CHARGES:
Income tax related                                                                          25,422                   25,482
Deferred charge on reacquired debt                                                          12,750                   13,654
Unamortized debt expense                                                                     3,722                    4,014
Regulatory assets                                                                            6,287                    6,430
Other                                                                                          183                      240
---------------------------------------------------------------------------------------------------------------------------
     TOTAL DEFERRED CHARGES                                                                 48,364                   49,820
---------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                           $ 1,139,994              $ 1,185,483
---------------------------------------------------------------------------------------------------------------------------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

-------------------------------------------------------------------------------------------------------------------------
                                               CONSOLIDATED BALANCE SHEETS
                                                       (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                              CAPITALIZATION AND LIABILITIES
                                                                                    SEPTEMBER 30,            DECEMBER 31,
(IN THOUSANDS)                                                                          1998                     1997
-------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION:
Common stock - no par value, 1,000 shares authorized,
     issued and outstanding                                                         $      85,474            $     85,474
Additional paid-in capital                                                                192,717                 192,717
Reinvested earnings                                                                        69,465                 153,536
-------------------------------------------------------------------------------------------------------------------------
     Total common stock equity                                                            347,656                 431,727
Long-term debt                                                                            587,604                 563,499
-------------------------------------------------------------------------------------------------------------------------
     TOTAL CAPITALIZATION                                                                 935,260                 995,226
-------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
Long-term debt -  current portion                                                             447                     419
Accounts payable and other accrued liabilities                                             31,782                  31,208
Accrued taxes                                                                               3,347                     813
-------------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                             35,576                  32,440
-------------------------------------------------------------------------------------------------------------------------

DEFERRED CREDITS:
Deferred income taxes                                                                     157,945                 145,727
Other                                                                                      11,213                  12,090
-------------------------------------------------------------------------------------------------------------------------
     TOTAL DEFERRED CREDITS                                                               169,158                 157,817
-------------------------------------------------------------------------------------------------------------------------

CONTINGENCIES (SEE NOTE 2)                                                                      -                       -
-------------------------------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES                                             $      1,139,994       $       1,185,483
-------------------------------------------------------------------------------------------------------------------------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

-------------------------------------------------------------------------------------------------------------------
                                   STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY
                                                    (UNAUDITED)
 ------------------------------------------------------------------------------------------------------------------
                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
(IN THOUSANDS)                                                                                1998            1997
-------------------------------------------------------------------------------------------------------------------

BALANCE AT BEGINNING OF PERIOD                                                           $   431,727    $   510,502
     Comprehensive income
            Net income                                                                        45,929         24,147
            Other comprehensive income
                 Foreign currency translation adjustment                                           -           (292)
     Return of Capital of PG&E Energy Trading to parent company                                    -        (49,275)
     Dividend paid to parent company                                                        (130,000)       (52,000)
-------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                                                 $   347,656    $   433,082
-------------------------------------------------------------------------------------------------------------------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

-----------------------------------------------------------------------------------------------------------------------------
                                            STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                         (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                                 1998                  1997
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $        45,929     $        24,147
Adjustments to reconcile net income to net cash provided by
  operating activities:
        Depreciation and amortization                                                            31,662              32,886
        Discontinued operations                                                                       -               7,744
        Deferred income taxes                                                                    12,278              11,439
        Allowance for equity funds used during construction                                        (730)               (329)
Changes in operating assets and liabilities:
        Accounts receivable - gas transportation                                                  1,490               4,815
        Accounts receivable - affiliated companies                                                  266              14,654
        Accounts receivable - other                                                              (2,840)              2,294
        Accounts payable and other accrued liabilities                                              574              (1,195)
        Accrued taxes                                                                             2,534               1,571
        Other working capital                                                                     3,756               2,949
Other - net                                                                                        (677)               (731)
---------------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                              94,242             100,244
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of subsidiaries to affiliated company                                                            -              42,000
Investment expenditures                                                                               -              (2,891)
Sale of fixed assets                                                                                  -               5,303
Construction expenditures                                                                       (32,870)            (27,737)
Allowance for borrowed funds used during construction                                              (753)               (223)
---------------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   (33,623)             16,452
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                                                     (64,140)            (66,168)
Long-term debt issued, net of issuance costs                                                     88,086                   -
Dividend paid to parent                                                                        (130,000)            (52,000)
---------------------------------------------------------------------------------------------------------------------------
          NET CASH USED IN FINANCING ACTIVITIES                                                (106,054)           (118,168)
---------------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         (45,435)             (1,472)

CASH AND CASH EQUIVALENTS AT JANUARY 1                                                           48,249              11,969
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                                $        2,814     $        10,497
---------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
Cash paid for (received from):
          Interest                                                                       $       24,578     $        28,654
          Income taxes                                                                   $       17,513     $        (3,451)
---------------------------------------------------------------------------------------------------------------------------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


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

  The accompanying unaudited consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for PG&E GT-NW and its wholly owned subsidiaries, including Pacific Gas Transmission International, Inc. (PGT International) and the following subsidiaries through their respective dates of disposition:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


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


NOTE 3:  OTHER COMPREHENSIVE INCOME
-----------------------------------

  For the nine months ended September 30, 1997, PG&E GT-NW's other comprehensive loss was $0.3 million, reflecting the transfer of the foreign currency translation adjustments for the operations of the PG&E Queensland Gas Pipeline and PG&E Energy Trading to an affiliate and PG&E Corporation, respectively. As stated in Note 1, the PG&E Queensland Gas Pipeline and PG&E Australia were sold to another PG&E Corporation affiliate on September 26, 1997, and the shares of PG&E Energy Trading were transferred to PG&E Corporation on June 30, 1997.


                                                                                          TAX
NINE MONTHS ENDED SEPTEMBER 30, 1997                    BEFORE-TAX                     (EXPENSE)                    NET-OF-TAX
           (IN MILLIONS)                                  AMOUNT                       OR BENEFIT                     AMOUNT
-------------------------------------------      ----------------------        -----------------------      -----------------------

Foreign currency translation adjustments            $            (0.3)             $             0.0           $            (0.3)
                                                 ======================        =======================      =======================



                                                                                                                     ACCUMULATED
                                                                                         FOREIGN                        OTHER
   NINE MONTHS ENDED SEPTEMBER 30, 1997                                                 CURRENCY                    COMPREHENSIVE
               (IN MILLIONS)                                                              ITEMS                         INCOME
-------------------------------------------                                    -----------------------       -----------------------

Beginning Balance                                                                 $       (0.2)                 $        (0.2)
Current-period change                                                                     (0.3)                          (0.3)
                                                                               -----------------------       -----------------------

Ending Balance                                                                    $       (0.5)                 $        (0.5)
                                                                               =======================       =======================


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

  PG&E GT-NW's transportation system provides access to natural gas from producing fields in western Canada and extends from the British Columbia-Idaho border to the Oregon-California border. PG&E GT-NW's transportation system also provides service to various delivery points in Idaho, Washington, and Oregon. PG&E GT-NW's natural gas transportation services are regulated by the Federal Energy Regulatory Commission (FERC or the Commission). Various safety issues are subject to the jurisdiction of the United States Department of Transportation.

CHANGING REGULATORY ENVIRONMENT
-------------------------------

  During 1997 and 1998, the FERC issued several orders to standardize communications and practices of pipelines. In April 1998, the FERC issued Order 587-G which sets standards for electronic communication, nomination, and imbalance procedures. In May 1998, many companies, including PG&E GT-NW, filed for rehearing of certain aspects of Order 587-G. The order proposes, among other items, that all business transactions be conducted on the public Internet. Pipeline companies need to develop connections using internet tools, directory services, and communication protocols to provide non-discriminatory access to all electronic information. In September 1998, the Commission issued an order on rehearing clarifying certain aspects of Order 587-G and deferring the date for processing transactions over the Internet from June 1999 to June 2000.

  In July 1998, the Commission issued Order 587-H which establishes new nomination and scheduling procedures to offer shippers additional opportunities to modify their nominations for service within a given day. Such revised procedures were implemented by PG&E GT-NW effective November 2, 1998.

  Also in July 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) that addresses several short-term service issues. The purpose of the NOPR is to maximize competition in the marketplace, monitor transactions through increased reporting, and mitigate market power where it exists. The NOPR includes, among other items, the removal of the price cap for the short-term market, establishment of auctions for short-term capacity, permission for negotiated terms and conditions with protections for recourse shippers, and removal of the five-year matching cap in the right-of-first-refusal procedure. Comments on the NOPR are due in January 1999, and a final rulemaking is expected in mid 1999.

  Although the Company is planning some capital expenditures to adopt these initiatives, they are not expected to have a material impact on PG&E GT-NW's financial position, liquidity, or results of operations in the foreseeable future.


FUTURE EXPANSIONS AND BUSINESS DEVELOPMENT
------------------------------------------

  In August 1998, the FERC granted PG&E GT-NW's application to expand its pipeline capacity by upgrading three compressors on the northern portion of its mainline system. Approximately 72 percent of the additional new capacity of 56,000 decatherms per day (Dt/day) for annual service plus 20,000 Dt/day for winter service has been contracted with customers for terms ranging from three to seven years for the annual service and 15 years for the winter service. The estimated cost of the project is $6.0 million, and the service was effective on November 1, 1998.

  PG&E GT-NW intends to solicit expressions of interest for additional capacity and will consider developing additional firm transportation service capacity to its mainline system in the future if sufficient demand develops. In addition to mainline expansions and extensions off of its mainline system, PG&E GT-NW is considering opportunities to expand its core pipeline business primarily within its service territory. Growth prospects are primarily focused on investing in pipelines, storage, and gathering and processing capabilities.

ACCOUNTING FOR THE EFFECTS OF REGULATION
----------------------------------------

  PG&E GT-NW currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, PG&E GT-NW has accumulated approximately $59.5 million of regulatory assets as of September 30, 1998, including $8.6 million for relocation costs associated with the transfer of its headquarters from San Francisco, California to Portland, Oregon, and $2.5 million for pension benefits related to PG&E GT-NW's 1997 Workforce Management Program (WMP). Although PG&E GT-NW recorded a reserve against the deferred WMP pension costs in 1997 and the relocation costs in 1996, management intends to seek recovery of these costs as well as all other regulatory assets through rates charged to customers.

RESULTS OF OPERATIONS
---------------------

  Selected operating results and other data are as follows:

                                                                  Three Months Ended                  Nine Months Ended
                                                                    September 30,                       September 30,
                                                               1998                1997            1998              1997
                                                                     (In Millions)                      (In Millions)
Operating revenues                                        $       58.4       $       61.3     $     176.5      $      179.9
Operating expenses                                                25.1               27.1            72.3              79.9
                                                          ------------       ------------     -----------      ------------
   Operating income                                               33.3               34.2           104.2             100.0
Other income and (income deductions)                               1.5               (4.1)            1.7             (11.6)
Net interest expense                                              10.6               11.9            32.2              36.0
                                                          ------------       ------------     -----------      ------------
   Income from continuing operations before taxes                 24.2               18.2            73.7              52.4
Income tax expense                                                 8.5                7.0            27.8              20.6
                                                          ------------       ------------     -----------      ------------
   Income from continuing operations                              15.7               11.2            45.9              31.8
Income (loss) from discontinued operations                           -                  -               -              (7.7)
                                                          ------------       ------------     -----------      ------------
   Net income                                             $       15.7       $       11.2     $      45.9      $       24.1
                                                          ============       ============     ===========      ============


  NET INCOME - Income from continuing operations for the three and nine month periods ended September 30, 1998, increased $4.5 million and $14.1 million, respectively, compared to the same periods in 1997. The increases in the 1998 periods were primarily the result of lower operating expenses, lower investment development expenses, and lower interest expense.

  OPERATING REVENUES - Operating revenues for the three and nine month periods ended September 30, 1998, decreased $2.9 million and $3.4 million, respectively, compared to the same periods in 1997. The decreases in the 1998 periods were due to the absence of revenue from the PG&E Queensland Gas Pipeline in 1998.
The PG&E Queensland Gas Pipeline, which was sold on September 26, 1997, realized $2.9 million and $8.4 million of revenue for the three and nine month periods ended September 30, 1997, respectively. The decrease in revenue for the nine month period ended September 30, 1998 was partially offset by a $5.0 million increase in revenue from PG&E GT-NW's pipeline in the Pacific Northwest which primarily resulted from higher short-term firm and interruptible revenue.

  OPERATING EXPENSES - The components of total operating expenses are as follows:


                                                                   Three Months Ended                  Nine Months Ended
                                                                     September 30,                       September 30,
                                                                1998               1997              1998             1997
                                                                ----               ----              ----             ----
                                                                     (In Millions)                       (In Millions)
Administrative and general                                 $        8.6       $        8.9      $      22.7      $       26.9
Operations and maintenance                                          3.9                5.1             11.5              13.4
Depreciation and amortization                                       9.8               10.3             29.3              31.0
Property and other taxes                                            2.8                2.8              8.8               8.6
                                                           ------------       ------------      -----------      ------------
    Total operating expenses                               $       25.1       $       27.1      $      72.3      $       79.9
                                                           ============       ============      ===========      ============


  For the three and nine month periods ended September 30, 1998, compared with the same periods in 1997, operating expenses decreased $2.0 million and $7.6 million, respectively. The decreases reflect lower operating expenses for PG&E GT-NW's pipeline in the Pacific Northwest and the absence of the PG&E Queensland Gas Pipeline, which incurred $1.6 million and $4.8 million of operating expenses for the three and nine month periods ended September 30, 1997, respectively.

  OTHER INCOME AND (INCOME DEDUCTIONS) - Other income, net of income deductions, for the three and nine month periods ended September 30, 1998, increased $5.6 million and $13.3 million, respectively, compared to the same periods in 1997, primarily reflecting the absence of investment development expenses in 1998.

  INTEREST EXPENSE - Interest expense for the three and nine month periods ended September 30, 1998, decreased $1.3 million and $3.8 million, respectively, compared to the same periods in 1997. The decrease was primarily due to the absence of interest on debt for the PG&E Queensland Gas Pipeline, which was sold on September 26, 1997. During the three and nine month periods ended September 30, 1997, interest expense for the PG&E Queensland Gas Pipeline was $1.7 million and $5.1 million, respectively. This decrease was partially offset by higher interest expense for PG&E GT-NW's pipeline in the Pacific Northwest primarily due to higher long-term debt balances.

  Interest on PG&E GT-NW's long-term debt for the pipeline in the Pacific Northwest was approximately $31.9 million for the nine month period ended September 30, 1998 and $30.3 million for the same period in 1997. For the nine months ended September 30, 1998 and 1997, the average interest rate was approximately 7.3 percent and 7.4 percent, respectively, while the average balance of long-term debt outstanding was $583 million and $546 million, respectively. For the nine months ended September 30, 1997, the average effective interest rate for the PG&E Queensland Gas Pipeline was 7.3 percent, based upon an average long-term debt balance of $91.7 million.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  SOURCES OF CAPITAL - The Company's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing and capital contributions from its parent company. PG&E GT-NW pays dividends as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures, and maintaining appropriate cash balances.

  NET CASH PROVIDED BY OPERATING ACTIVITIES - For the nine months ended September 30, 1998, net cash provided by operating activities was $94.2 million, compared with $100.2 for the same period in 1997. The $6.0 million decrease was primarily due to a $19.3 million decrease in the cash provided by the change in working capital, offset in part by a $14.1 million increase in net income from continuing operations. The decrease in cash provided by the change in working capital primarily resulted from a refund for income taxes in the first quarter of 1997 and from a decrease in receivables reflected in 1997.

  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES - For the nine months ended September 30, 1998 compared to the same period in 1997, net cash used in investing activities increased $50.1 million. The increase primarily reflected proceeds from the sale of PG&E GT-NW's investments in Australia in 1997 and higher construction expenditures in 1998.

  NET CASH USED IN FINANCING ACTIVITIES - For the nine months ended September 30, 1998, cash used in financing activities was $106.1 million reflecting $130.0 million in dividends paid, partially offset by a $23.9 million net increase in long-term debt. For the nine months ended September 30, 1997, cash used in financing activities was $118.2 million resulting from a $66.2 million reduction in long-term debt and $52.0 million of dividends paid. In October 1998, an additional $15.0 million of dividends was paid.


YEAR 2000 COMPLIANCE
--------------------

  The Year 2000 issue exists for the Company because many software and embedded systems use only two digits to identify a year in a date field and were developed without considering the impact of the upcoming change in the century. Some of these systems are critical to PG&E GT-NW's operations and business processes and might fail or function incorrectly if not repaired or replaced with Year 2000 ready products. "Ready" means that the system is remediated so that it will perform its essential functions. "Software" is defined as both computer programming that has been developed by the Company for its own purposes ("in-house software") and that purchased from vendors ("vendor software"). "Embedded systems" refers to both computing hardware and other electronic monitoring, communications, and control systems that have microprocessors within them.

  The Year 2000 project focuses on those systems that are critical to PG&E GT-NW's business. "Critical" is defined as those systems which the failure of would directly and adversely affect the Company's ability to generate or deliver its products and services or otherwise affect revenues, safety, or reliability for such a period of time as to lead to unrecoverable consequences. For these critical systems, PG&E GT-NW has adopted a phased approach to address Year 2000 issues. The primary phases include: (1) an enterprise-wide inventory, in which systems critical to the business are identified; (2) assessment, in which critical systems are evaluated as to their readiness to operate after December 31, 1999; (3) remediation, in which critical systems that are not Year 2000 ready are made so, either through modifications or replacement; (4) testing, in which remediation is validated by checking the ability of the critical system to operate within the Year 2000 time frame; and (5) certification, in which systems are formally acknowledged to be Year 2000 ready, and acceptable for production or operation.

  PG&E GT-NW's Year 2000 project is proceeding generally on schedule. For in-house and vendor software, the Company has completed the inventory phase and has identified approximately 20 critical systems. Additional software that requires Year 2000 remediation may be discovered as the assessment, remediation, and testing phases continue. PG&E GT-NW plans to complete remediation of all identified, critical in-house software by the end of 1998, and remediation/ replacement of all identified, critical vendor software by February, 1999.

The Company expects to finish testing remediated in-house and vendor software by May 1999 and expects to complete the certification phase for software by July 1999.

  PG&E GT-NW has also completed the inventory of all embedded systems and has identified approximately 275 critical items. Additional embedded items that require Year 2000 repair or replacement may be discovered as the assessment, remediation, and testing phases continue. The Company estimates that approximately 15 percent of these items are through the remediation phase. Remediation of all critical embedded systems is expected to be completed by April 1999. PG&E GT-NW expects to finish testing of these remediated systems by August 1999 and plans to complete the certification phase for embedded systems by October 1999.

  PG&E GT-NW is testing remediated software and embedded systems both for ability to handle Year 2000 dates, including appropriate leap year calculations, and to assure that code repair has not affected the base functionality of the code. Software and embedded systems are tested individually and where necessary will be tested in an integrated manner with other systems, with dates and data advanced and aged to simulate Year 2000 operations. Testing, by its nature however, cannot comprehensively address all future combinations of dates and events. Some uncertainty will remain after testing as to the ability of code to process future dates as well as the ability of remediated systems to work in an integrated fashion with other systems.

  PG&E GT-NW also depends upon external parties including customers, suppliers, business partners, gas system operators, and financial institutions to reliably deliver its products and services. To the extent that any of these parties experience Year 2000 problems in their systems, the demand for and the reliability of the Company's services may be adversely affected. The primary phases that have been undertaken to deal with external parties are: (1) inventory, in which critical business relationships are identified; (2) action planning, in which the Company develops a series of actions and a time frame for monitoring expected compliance status; (3) assessment, in which the likelihood of external party Year 2000 readiness is periodically evaluated; and (4) contingency planning, in which appropriate plans are made to be ready to deal with the potential failure of the external party to be Year 2000 ready.

  The Company has completed an inventory of external contacts and has identified approximately 65 critical relationships. PG&E GT-NW will soon complete the action-planning phase for each of these entities. Additional critical relationships may be entered into or discovered as the process continues. Assessment of Year 2000 readiness of these external parties will continue through 1999. The Company expects to complete contingency plans for each of these critical business relationships by July 1999.

  PG&E GT-NW is developing contingency plans for its critical software or embedded systems that may be at risk for Year 2000 repair or replacement. For example, if the schedule lags and cannot be re-scheduled to meet certain milestones, then the Company expects to begin an appropriate contingency planning process. These contingency plans would be implemented as necessary if a remediated system does not become available by the date it is needed. In addition, as described above, PG&E GT-NW plans to develop contingency plans for the potential failure of critical external parties to fully address their Year 2000 issues.

  PG&E GT-NW also recognizes that, given the complex interaction of today's computing and communication systems, the Company cannot be certain that all of its efforts to make all critical systems be Year 2000 ready will be successful. Therefore, irrespective of the progress of the Year 2000 project, PG&E GT-NW is preparing contingency plans for each essential business function.

The plans will take into account the possibility of multiple system failures, both internal and external, due to Year 2000 effects.

  These essential business function contingency plans will build on existing emergency and business restoration plans. Although no definitive list of scenarios for this planning has yet been developed, the events that are being considered for planning purposes include increased frequency and duration of interruptions of the power, computing, financial, and communications infrastructure. PG&E GT-NW expects to complete first drafts of these essential business function contingency plans in the first quarter of 1999. The Company anticipates testing and revision of these plans throughout 1999.

  Due to the speculative nature of contingency planning, it is uncertain whether the Company's contingency plans to address failure of external parties or internal systems will be sufficient to reduce the risk of material impacts on operations due to Year 2000 problems.

  PG&E GT-NW is currently revising and refining its procedures for tracking and reporting costs associated with its Year 2000 effort. From 1997 through September 1998, the Company has spent approximately $1.3 million to assess and remediate Year 2000 problems. All of these costs have been expensed.

  PG&E GT-NW estimates that the future costs to address Year 2000 issues will be approximately $5.3 million. Approximately $1.4 million of these remaining Year 2000 costs are expected to be capitalized because they relate to the purchase and installation of systems for general business purposes, and the remaining $3.9 million is expected to be expensed. As the assessment of systems continues and as the remediation, testing, and certification phases of the compliance effort progress, the estimated costs may change. Further, PG&E GT-NW expects to incur costs in the year 2000 and beyond to remediate and replace less critical software and embedded systems. PG&E GT-NW does not believe that the incremental cost of addressing Year 2000 issues will have a material impact on the financial position, results of operations, or cash flows of the Company.

  The Company's current schedule is subject to change, depending on developments that may arise through further assessment of its systems, and through the remediation and testing phases of the compliance effort. Further, PG&E GT-NW's current schedule is partially dependent on the efforts of third parties, including vendors, suppliers, and customers. Delays by third parties may cause the schedule to change. There are also risks associated with the loss of, or the inability to locate, critical personnel to remediate and return to service the identified critical systems. PG&E GT-NW may fail to locate all systems critical to its business processes that require remediation. External businesses may fail to be Year 2000 ready, which may lead to a substantial reduction in demand for PG&E GT-NW's gas transportation services.

  Based on the Company's current schedule for the completion of Year 2000 tasks, PG&E GT-NW believes its plan is adequate to secure Year 2000 readiness of critical systems. PG&E GT-NW expects its remediation efforts and those of external parties to be largely successful. Nevertheless, achieving Year 2000 readiness is subject to various risks and uncertainties, many of which are noted above. PG&E GT-NW is not able to predict all the factors that could cause actual results to differ materially from its current expectations as to Year 2000 readiness. If the Company, or third parties with whom the Company has significant business relationships, fail to achieve Year 2000 readiness with respect to critical systems, there could be a material adverse impact on PG&E GT-NW's financial position, results of operations, and cash flows.

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

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement is required to be adopted in years beginning after June 15, 1999 but permits early adoption as of the beginning of any fiscal quarter. PG&E GT-NW expects to adopt the new Statement no later than January 1, 2000. The statement will require the recognition of all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If the derivative is an effective hedge, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or will be recognized in other comprehensive income until the hedged item is recognized in earnings.

  PG&E GT-NW is currently evaluating the potential impact of Statement 133 on the earnings and financial position of the Company.

  PART II:  OTHER INFORMATION
  ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

  (a) Exhibit 27 Financial Data Schedule for the nine months ended September 30, 1998.

  (b) Reports on Form 8-K during the quarter ended September 30, 1998 and through the date hereof:

       None.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION
                 --------------------------------------------
                                 (Registrant)



November 13, 1998       By:  /s/   STANLEY C. KARCZEWSKI
                        ----------------------------------
                        Name:   Stanley C. Karczewski
                        Title:   Vice President of Finance and Controller
                        and Chief Financial Officer