Form 10-K405
period 1998-12-31
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 1999-03-29
CIK 75491

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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
       (State or other jurisdiction of                        (I.R.S. employer
       incorporation or organization)                        Identification No.)
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

                          Common Stock, No Par Value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant as of March 29, 1999: $0

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 29, 1999. 1,000 shares of common stock, no par value. (All shares are owned by PG&E Gas Transmission Corporation.)

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                  PART I
 Item 1.  Business......................................................     1
          General.......................................................     1
          Business......................................................     1
          Employees.....................................................     2
          Foreign and Domestic Operations...............................     2
          Certain Defined Terms.........................................     3
          Transmission System...........................................     4
          Interconnection with Other Pipelines..........................     4
          Customers and Services........................................     5
          Competition...................................................     6
          Rates and Regulation..........................................     6
          Environmental Matters.........................................     7
 Item 2.  Properties....................................................     7
 Item 3.  Legal Proceedings.............................................     7
          Submission of Matters to a Vote of Security Holders
 Item 4.  (omitted).....................................................     7
                                 PART II
          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................     8
 Item 6.  Selected Financial Data (omitted).............................     8
          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................     9
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....    21
 Item 8.  Financial Statements and Supplementary Data...................    21
          Report of Independent Public Accountants......................    22
          Statements of Consolidated Income.............................    23
          Consolidated Balance Sheets -- Assets.........................    24
          Consolidated Balance Sheets -- Capitalization and
          Liabilities...................................................    25
          Statements of Consolidated Common Stock Equity................    26
          Statements of Consolidated Cash Flows.........................    27
          Notes to Consolidated Financial Statements....................    28
          Quarterly Consolidated Financial Data.........................    41
          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................    41
                                 PART III
 Item 10. Directors and Executive Officers of the Registrant (omitted)..    42
 Item 11. Executive Compensation (omitted)..............................    42
          Security Ownership of Certain Beneficial Owners and Management
 Item 12. (omitted).....................................................    42
 Item 13. Certain Relationships and Related Transactions (omitted)......    42
                                 PART IV
          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K.............................................................    43
 Signatures..............................................................   45

                                    PART I

ITEM 1. BUSINESS

General

  PG&E Gas Transmission, Northwest Corporation (PG&E GT-NW) was incorporated in California in 1957 under its former name, Pacific Gas Transmission Company. PG&E GT-NW is an interstate natural gas pipeline company regulated by the Federal Energy Regulatory Commission (FERC or Commission). PG&E GT-NW is affiliated with, but is not the same company as, Pacific Gas and Electric Company, the gas and electric utility regulated by the California Public Utilities Commission, serving Northern and Central California. PG&E Corporation is the ultimate corporate parent for both PG&E GT-NW and Pacific Gas and Electric Company. PG&E Corporation is subject to the informational requirements of the Securities Exchange Act of 1934 and in accordance therewith, files reports, proxy statements, and other information with the Securities and Exchange Commission.

  During 1997, PG&E Corporation reorganized certain aspects of its corporate structure and business lines to support its long-term strategic goals. Consistent with this strategy, in June 1997, PG&E GT-NW distributed all of the shares of PG&E Energy Trading Corporation to PG&E GT-NW's sole shareholder, PG&E Gas Transmission Corporation. PG&E Gas Transmission Corporation immediately thereafter distributed these shares to its sole shareholder, PG&E Corporation. Accordingly, PG&E Energy Trading's results of operations are reported as discontinued operations.

  In September 1997, PG&E GT-NW sold all of its investments in Australia to another PG&E Corporation affiliate. The subsidiaries sold included PG&E Gas Transmission Queensland Pty Limited (PG&E Queensland), the operator of the PG&E Queensland Gas Pipeline, and PG&E Gas Transmission Australia Pty Limited (PG&E Australia). PG&E GT-NW also sold its investment in the PG&E Queensland Unit Trust (PG&E Qld Trust). This trust, which held the assets of the PG&E Queensland Gas Pipeline, was beneficially owned by Pacific Gas Transmission International, Inc. (PGT International), a wholly owned subsidiary of PG&E GT-NW, and PG&E Queensland.

  PG&E GT-NW and its subsidiaries are referred to collectively as the "Company." The principal executive offices of PG&E GT-NW are located at 2100 SW River Parkway, Portland, Oregon 97201, and its telephone number is (503) 833-4000.

  The following information includes forward-looking statements that involve a number of risks, uncertainties, and assumptions. Words such as "estimates," "expects," "intends," "anticipates," "plans," and similar expressions identify those statements which are forward-looking. Actual results may differ materially from those expressed in the forward-looking statements. The important factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the ongoing restructuring of the gas industry, changes in future rate-making, internal and external Year 2000 software and hardware issues, and the ability of the Company to expand its core pipeline business.

Business

  PG&E GT-NW was formed to construct, own, and operate the interstate segment of a Canadian-California pipeline system, which was originally built between 1960 and 1961 and expanded in 1981, 1993, and 1998. PG&E GT-NW's mainline system extends from the British Columbia-Idaho border to the Oregon-California border, traversing Idaho, Washington and Oregon. Extensions from the mainline to Coyote Springs in Northern Oregon and to Medford in Southern Oregon were constructed in 1995. Pacific Gas and Electric Company owns and operates the portion of this pipeline system within California. PG&E GT-NW's gas pipeline facilities interconnect with the facilities owned by Pacific Gas and Electric Company at the Oregon-California border, with the facilities owned by Northwest Pipeline Corporation (Northwest Pipeline) in Northern Oregon and in Eastern

Washington, and with the facilities owned by Tuscarora Gas Transmission Company (Tuscarora) in Southern Oregon. (See "Transmission System," below.)

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

Employees

  As of December 31, 1998, PG&E GT-NW had 263 employees, of which 110 were members of the International Brotherhood of Electrical Workers, Local 1245. The Company renegotiated benefits and general provisions during 1998. The agreements were effective March 1, 1999 and continue through December 31, 2001. Wage increases were previously negotiated.

Foreign and Domestic Operations

  During 1998, the Company's operations were confined to the domestic United States. Australian operations, which commenced on July 1, 1996, were sold on September 26, 1997; and the Canadian operations of PG&E Energy Trading, which began on December 1, 1996, were transferred on June 30, 1997. The following table shows the Company's operating results and assets by geographic region for 1998, 1997, and 1996, during the years the Company had foreign operations.

                           1998             1997                       1996
                          ------- -------------------------  ------------------------
                          United  United                     United
                          States  States   Australia Canada  States  Australia Canada
 (Dollars in Millions)    ------- -------  --------- ------  ------- --------- ------
Continuing Operations:
  Sales.................    235.3   231.8     8.4      --      259.8     5.7     --
  Net income (loss).....     60.3    45.7    (3.7)     --       47.3    (3.9)    --
  Total assets at
   December 31..........  1,145.1 1,185.5     --       --    1,173.0   139.2     --
Discontinued Operations:
  Sales.................      --  1,334.2     --     225.8     239.9     --     41.4
  Net income (loss).....      --     (6.9)    --      (0.8)      0.1     --     (0.4)
  Net assets at December
   31...................      --      --      --       --       47.5     --      8.6

                             CERTAIN DEFINED TERMS

  The following terms which are commonly used in the natural gas industry and which are used herein are defined as follows:

 Demand or reservation    The amount paid by firm transportation service
  charge:                 customers to reserve pipeline service. The
                          reservation charge is payable regardless of the
                          volumes of gas transported by such customers.

 Firm transportation      The right to ship a quantity of gas between two
  service:                points for the term of the applicable contract as
                          follows:

                          Long-term firm service contracts are for original contract terms extending for one or more years of duration.
                          Short-term firm service contracts are for terms less than one year.

 Gas supply restructuring Costs incurred as a result of a pipeline's transition
  (GSR) costs:            to unbundled transportation service under FERC Order
                          636. The cost of terminating natural gas supply and
                          transportation contracts tied to the former merchant
                          sales function comprises the majority of such costs
                          for PG&E GT-NW.

 Hub services:            A service allowing customers to park or lend volumes
                          of gas on PG&E GT-NW's pipeline for a contracted fee.

 Incremental rates:       Rates charged to shippers based primarily upon the
                          incremental capital and operating costs incurred by
                          the pipeline in constructing the additional
                          facilities necessary to meet increased system
                          requirements. Under incremental rates, a pipeline
                          would generally charge higher rates to shippers
                          contracting for capacity on newly added pipeline or
                          "expansion" facilities as compared to shippers having
                          firm transportation service rights on depreciated
                          pre-expansion facilities.

 Interruptible            Transportation of shippers' gas on an as-available
  transportation service: basis.

 Merchant sales or        Natural gas aggregated by pipelines, under purchase
  bundled service:        contracts with natural gas producers, that is
                          transported and resold to local distribution gas
                          utility companies or end users at FERC approved rates
                          that reflect a combination of sales and
                          transportation service.

 Open-access:             Transportation service provided on a
                          nondiscriminatory basis pursuant to applicable FERC
                          rules and regulations.

 Order 636:               The FERC pipeline service restructuring rule that
                          guided the industry's transition to unbundled, open-
                          access pipeline service. Order 636 was issued in 1992
                          and most pipelines restructured their services from
                          merchant service to transportation-only service
                          during 1993. PG&E GT-NW implemented Order 636 on
                          November 1, 1993.

 Rolled-in rates:         Rates charged to shippers based upon the average cost
                          of all of the pipeline's mainline facilities and
                          related operating costs without regard to the vintage
                          of specific facilities. Costs related to facilities
                          specifically added to serve individual customers,
                          such as laterals or extensions, are generally
                          excluded from the rolled-in system costs.

 Shippers:                Customers of a pipeline contracting to ship natural
                          gas over the pipeline's transportation facilities.

 Straight fixed-variable  A cost recovery method for firm service under Order
  (SFV): 636, which assigns all fixed costs, including return on equity and related taxes, to the demand or reservation component of rates.

 Units of Measure:        Mcf:One thousand cubic feet
                          MMcf:One million cubic feet
                          MMcf/d:One million cubic feet per day
                          Bcf:One billion cubic feet
                          Btu:British thermal unit
                          Therm:One hundred thousand Btus; the amount of heat
                                energy in approximately 100 cubic feet of
                                natural gas
                          MMBtu:One million Btus or one Decatherm (10 therms)
                          Dt:Decatherm (10 therms) or one MMBtu
                          MDt:One thousand decatherms or one thousand MMBtus

Transmission System

  PG&E GT-NW's mainline system extends for approximately 612 miles from the vicinity of Kingsgate, British Columbia, where it interconnects with the pipeline system of Alberta Natural Gas Company, Ltd. (ANG) and Foothills Pipe Lines (South B.C.) Ltd. (Foothills), to the vicinity of Malin, Oregon, where it interconnects with the pipeline facilities of Pacific Gas and Electric Company and Tuscarora. PG&E GT-NW's mainline system is comprised of two parallel pipelines with 12 compressor stations totaling approximately 408,660 International Standards Organization (ISO) installed horsepower and ancillary facilities including metering, regulating facilities, and a communication system. PG&E GT-NW's dual pipeline system consists of approximately 639 miles of 36-inch diameter gas transmission line (612 miles of single 36-inch diameter pipe and 27 miles of 36-inch diameter pipeline looping) and approximately 590 miles of 42-inch diameter pipe.

  In November 1998, PG&E GT-NW substantially completed a major portion of a pipeline expansion by upgrading two of three scheduled compressors on the northern portion of its mainline system. Approximately 72 percent of the additional new capacity of 56,000 Dt/day for annual service plus 20,000 Dt/day for winter service was contracted with customers for terms ranging from three to seven years for the annual service and 15 years for the winter service.

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

 ANG, Foothills, and NOVA Gas Transmission Ltd. (NOVA) Canadian Systems

  ANG and Foothills currently own pipelines that extend through Southeastern British Columbia and connect with the pipeline system of NOVA at the Alberta-British Columbia border near Coleman, British Columbia and with the PG&E GT-NW pipeline system at the British Columbia-Idaho border near Kingsgate, British Columbia. ANG's and Foothills' pipeline facilities are operated by ANG as an integrated system. NOVA owns and operates the intra-provincial pipeline transmission system in Alberta. NOVA delivers gas from Alberta production areas to Alberta gas distribution utilities, to some end-use customers, and to all provincial export points, including the Alberta-British Columbia border where NOVA's facilities interconnect with those of ANG and Foothills for delivery south into the PG&E GT-NW system. Through the ANG, Foothills, and NOVA systems, PG&E GT-NW's customers have access to the Western Canadian gas production basin. On July 2, 1998, TransCanada PipeLines Limited (TransCanada) and NOVA Corporation, the parent company of NOVA Gas Transmission Ltd., completed their merger. The new combined entity owns 100 percent of ANG, 74.5 percent of Foothills, and 50 percent of Tuscarora.

Customers and Services

  PG&E GT-NW operates an open-access transportation system whereby gas is transported for third-party shippers on a nondiscriminatory basis. Transportation services represent 100 percent of PG&E GT-NW's total volumes.

  All but three percent of PG&E GT-NW's capacity allocated to firm transportation service is subscribed by customers under long-term firm transportation service agreements. These agreements have remaining terms ranging between 3 and 26 years. Additionally, PG&E GT-NW offers short-term firm and interruptible transportation service plus hub services, which allow customers the ability to park or lend volumes of gas on PG&E GT-NW's pipeline for a contracted fee. PG&E GT-NW provides interruptible transportation service when capacity is available to shippers in the order of the percentage of the full tariff rate that the shipper agrees to pay. For interruptible transportation shippers paying equivalent rates, PG&E GT-NW allocates service based on shippers' respective positions in PG&E GT-NW's first-come, first-served service queue. During 1998, PG&E GT-NW provided transportation services for 96 customers; 45 of these customers have long-term firm service transportation agreements with PG&E GT-NW while the remaining customers shipped under short-term firm, interruptible service or capacity release contracts. PG&E GT-NW's customers are principally local retail gas distribution utilities, electric utilities that utilize natural gas to generate electricity, natural gas marketing companies that purchase and resell natural gas to end-use customers and utilities, natural gas producers, and industrial companies.

  The largest customer of PG&E GT-NW in 1998 was Pacific Gas and Electric Company and its affiliates, accounting for approximately $51.6 million, or 22 percent, of its transportation revenues. There are two firm service transportation agreements with Pacific Gas and Electric Company which expire in the years 2002 and 2005, respectively. No other customer accounted for 10 percent or more of PG&E GT-NW's total revenues during 1998. In 1997 and 1996, Pacific Gas and Electric Company and its affiliates accounted for approximately $49.1 million (20 percent) and $55.6 million (21 percent), respectively, of PG&E GT-NW's transportation revenues.

  In 1998, approximately nine percent of PG&E GT-NW's transportation volumes and seven percent of transportation revenues were attributable to interruptible and short-term firm transportation service.

  PG&E GT-NW's total transportation quantities for each of the years 1994 through 1998 are set forth in the following table.

               Year                                             Quantities (MDt)
               ----                                             ----------------
               1994............................................      815,627
               1995............................................      885,186
               1996............................................      934,029
               1997............................................      969,257
               1998............................................    1,003,266

Competition

  See "Competition," below, in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Rates and Regulation

  PG&E GT-NW is a "natural gas company" under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 (NGPA), and as such, is subject to the jurisdiction of the FERC.

  The Natural Gas Act of 1938 grants the FERC authority over the construction and operation of pipelines and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement, or abandonment of such facilities, as well as the interstate transportation and wholesale sales of natural gas. PG&E GT-NW holds certificates of public convenience and necessity, issued by the FERC, authorizing it to construct and operate its pipelines and related facilities now in operation and to transport natural gas in interstate commerce. The FERC also has authority to regulate rates for natural gas transportation in interstate commerce.

  In addition, the National Energy Board of Canada (NEB) and Canadian gas-exporting provinces issue various licenses and permits for the removal of gas from Canada. These requirements parallel the process employed by the U.S. Department of Energy for the importation of Canadian gas. Regulatory actions by the NEB or the U.S. Department of Energy can have an impact on the ability of PG&E GT-NW's customers to import Canadian gas for transportation over the PG&E GT-NW system. In addition, actions of the NEB and Northern Pipeline Agency (NPA) in Canada can affect the ability of ANG and Foothills to construct any future facilities necessary for the transportation of gas to the interconnection with PG&E GT-NW's system at the United States-Canadian border.

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

  Both firm and interruptible transportation service rates are established with a ceiling equal to PG&E GT-NW's total costs (fixed and variable) allocated to the service and a floor equal to the variable costs related thereto. PG&E GT-NW is allowed to vary or discount rates between the ceiling and the floor amounts on a non-discriminatory basis. PG&E GT-NW has not discounted long-term firm transportation service rates, but PG&E GT-NW sometimes discounts short-term firm and interruptible transportation service rates in order to maximize revenue.

  As required by FERC Order 636, issued in 1992, PG&E GT-NW implemented a capacity release program. By the end of 1997, all of PG&E GT-NW's firm transportation service customers elected to execute new contracts which enabled them to release their capacity to replacement shippers on a temporary or permanent basis. In the case of a capacity release that is not permanent, a releasing shipper remains responsible to PG&E GT-NW for the reservation charges associated with the released capacity. With respect to permanent releases of capacity, the releasing shipper is no longer responsible for the reservation charges associated with the released capacity if the replacement shipper meets the credit-worthiness provisions of PG&E GT-NW's tariff and agrees to pay the full reservation fee. The capacity release program has affected the number and types of customers using PG&E GT-NW's system, but has not impacted PG&E GT-NW's financial results. Capacity release also provides PG&E GT-NW with the ability to serve more shippers without constructing new facilities.

  Since November 1, 1993, when PG&E GT-NW adopted FERC Order 636, it has applied the straight fixed-variable (SFV) rate design method for firm rate schedules. Under the SFV rate design, an open-access pipeline company's fixed costs, including return on equity and related taxes, associated with firm transportation service are collected through the reservation charge component of the pipeline company's firm transportation service rates.

Environmental Matters

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

  PG&E GT-NW is subject to a number of federal, state, and local laws and regulations designed to protect human health and the environment by imposing stringent controls with regard to planning and construction activities, land use, and air and water pollution, and, in recent years, by governing the use, treatment, storage, and disposal of hazardous or toxic materials. These laws and regulations affect future planning and existing operations, including environmental protection and remediation activities. PG&E GT-NW has undertaken major compliance efforts with specific emphasis on its purchase, use, and disposal of hazardous materials; the cleanup or mitigation of historic waste spill and disposal activities; and the upgrading or replacement of PG&E GT-NW's bulk waste handling and storage facilities. The costs of compliance with environmental laws and regulations have generally been recovered in rates.

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

ITEM 2. PROPERTIES

  PG&E GT-NW's pipeline system consists of approximately 639 miles of 36-inch diameter gas transmission line (612 miles of single 36-inch diameter pipe and 27 miles of 36-inch diameter pipeline looping), approximately 590 miles of 42-inch diameter pipe, approximately 84 miles of 12-inch diameter pipe, and 22 miles of 16-inch diameter pipe, twelve compressor stations totaling approximately 408,660 ISO installed horsepower, and ancillary facilities including metering, regulating facilities, and a communications system. (For further information on PG&E GT-NW's pipeline system, see the discussion under "Transmission System" in Item 1, Business, above.)

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

ITEM 3. LEGAL PROCEEDINGS

  There are no pending material legal proceedings to which PG&E GT-NW is a party or to which any of its property is subject.

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

  The payment of dividends by PG&E GT-NW on its common stock is restricted under the terms of a Credit Agreement dated May 31, 1995. (See "1995 Refinancing" in Note 4, "Long-term Debt," in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below.) Under the most restrictive provisions, approximately $22.0 million of PG&E GT-NW's retained earnings was available for dividends on its common stock as of December 31, 1998. In 1998, 1997, and 1996, PG&E GT-NW paid cash dividends on its common stock of $145 million, $64 million, and $10 million, respectively.

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

  The following discussion includes forward-looking statements that involve a number of risks, uncertainties, and assumptions. When used in Management's Discussion and Analysis of Financial Condition and Results of Operations, words such as "estimates," "expects," "intends," "anticipates," "plans," and similar expressions identify those statements which are forward-looking. Actual results may differ materially from those expressed in the forward-looking statements. The important factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the ongoing restructuring of the gas industry, changes in future rate-making, internal and external Year 2000 software and hardware issues, and the ability of the Company to expand its core pipeline business.

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

                                    GENERAL

  PG&E GT-NW operates an open-access transportation system whereby gas from producing fields in Western Canada is transported from the British Columbia-Idaho border to the Oregon-California border for third-party shippers on a non-discriminatory basis. PG&E GT-NW's transportation system also provides service to various delivery points in Idaho, Washington, and Oregon. PG&E GT-NW's natural gas transportation services are regulated by the FERC, and various safety issues are subject to the jurisdiction of the U. S. Department of Transportation.

  A major expansion of PG&E GT-NW's system was placed into service on November 1, 1993, increasing PG&E GT-NW's net utility plant in service from approximately $150 million to nearly $1 billion. Extensions from the mainline to Coyote Springs in Northern Oregon and to Medford in Southern Oregon were constructed in 1995. In November 1998, PG&E GT-NW also substantially completed a major portion of a pipeline expansion by upgrading two of three scheduled compressors on the northern portion of its mainline system. Pacific Gas and Electric Company owns and operates the portion of the Canadian-California pipeline system within California.

  The largest customer of PG&E GT-NW in 1998 was Pacific Gas and Electric Company and its affiliates, accounting for approximately $51.6 million, or 22 percent of PG&E GT-NW's total transportation revenues. No other customer accounted for 10 percent or more of PG&E GT-NW's total revenues during 1998. In 1997 and 1996, Pacific Gas and Electric Company and its affiliates accounted for approximately $49.1 million (20 percent) and $55.6 million (21 percent), respectively, of PG&E GT-NW's transportation revenues. In 1998, PG&E GT-NW provided transportation services for 96 customers; 45 of these customers have long-term firm service transportation agreements with PG&E GT-NW for remaining terms that range between 3 and 26 years, while the remaining customers shipped under short-term firm, interruptible service or capacity release contracts. Additionally, PG&E GT-NW offers hub services, which allow customers the ability to park or lend volumes of gas on PG&E GT-NW's pipeline for a contracted fee. PG&E GT-NW provides interruptible transportation service when capacity is available to shippers in the order of the percentage of the full tariff rate that the shipper agrees to pay. For interruptible transportation shippers paying equivalent rates, PG&E GT-NW allocates service based on shippers' respective positions in PG&E GT-NW's first-come, first-served service queue. PG&E GT-NW's customers are principally local retail gas distribution utilities, electric utilities that utilize natural gas to generate electricity, natural gas marketing companies that purchase and resell natural gas to end-use customers and utilities, natural gas producers, and industrial companies.

                             RATES AND REGULATION

 General

  As explained in Item 1, "Rates and Regulation," PG&E GT-NW is a "natural gas company" under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and as such, is subject to the jurisdiction of the FERC.

  Since November 1, 1993, when PG&E GT-NW adopted FERC Order 636, it has applied the straight fixed-variable (SFV) rate design method for firm rate schedules. Under the SFV rate design, an open-access pipeline company's fixed costs, including return on equity and related taxes, associated with firm transportation service are collected through the reservation charge component of the pipeline company's firm transportation service rates.

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

 Changing Regulatory Environment

  During 1996-8, the FERC issued several orders to standardize communications and practices of pipelines. In April 1998, the FERC issued Order 587-G which sets standards for electronic communication, nomination, and imbalance procedures. In May 1998, many companies, including PG&E GT-NW, filed for rehearing of certain aspects of Order 587-G. The order proposes, among other items, that all business transactions be conducted on the public internet. Pipeline companies need to develop connections using internet tools, directory services, and communication protocols to provide non-discriminatory access to all electronic information. In September 1998, the Commission issued an order on rehearing clarifying certain aspects of Order 587-G and deferring the date for processing transactions over the internet from June 1999 to June 2000. The Commission also required pipeline companies to offer four concurrent opportunities to schedule gas within a gas day and to provide firm shippers priority over interruptible shippers for intra-day nominations.

  In July 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) to promote competition in the short-term market and a Notice of Inquiry (NOI) on long-term rates to mitigate pipeline market power. Features of the NOPR include removal of the price cap for short-term services, auctions and negotiated terms, and conditions of service. Comments on the NOPR are due in April 1999, and a final rule is expected by mid-year. The NOI maintains the cost cap on long-term services and evaluates indexing and performance based rates.

  The FERC also adopted and reaffirmed a new policy that the long-term growth component of return on equity (ROE) will be based on the long-term growth rate of the economy as a whole. The FERC will consider both the discounted cash flow (DCF) method for calculating equity returns and individual risk characteristics of each pipeline to make ROE determinations on a case-by-case basis.

  These regulatory initiatives are not expected to have a material impact on PG&E GT-NW's financial position, liquidity or results of operations in the foreseeable future.

 Settlement Of Rate Case

  In September 1996, the FERC approved, without modification, the proposed settlement of PG&E GT-NW's rate case. The rate case was initially filed on February 28, 1994, while the proposed settlement was filed with the FERC on March 21, 1996. In March and June 1998, the FERC denied requests by several shippers for rehearing and reaffirmed its approval of the settlement. In May 1998, three shippers petitioned for judicial review of the FERC orders by the United States Court of Appeals for the District of Columbia Circuit. Oral argument is scheduled for October 1999. In the event the settlement were to be modified as a result of an appeal, PG&E GT-NW would be required to implement the results as ordered by the court or to seek review at the United States Supreme Court.

 1998 Expansion Rates

  In November 1998, PG&E GT-NW substantially completed a major portion of a pipeline expansion by upgrading two of three scheduled compressors on the northern portion of its mainline system. Approximately 72 percent of the additional new capacity of 56,000 Dt/day for annual service plus 20,000 Dt/day for winter service was contracted with customers for terms ranging from three to seven years for the annual service and 15 years for the winter service. As approved by the FERC, 1998 expansion customers are charged a rate which includes a Competitive Equalization Surcharge (CES). The CES is scheduled to be annually refunded to all customers transporting gas under other rate tariffs on the PG&E GT-NW system.

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

                   ACCOUNTING FOR THE EFFECTS OF REGULATION

  PG&E GT-NW currently accounts for the effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, PG&E GT-NW has accumulated approximately $60.7 million of regulatory assets as of December 31, 1998, including $8.6 million for relocation costs associated with the transfer of its headquarters from San Francisco, California to Portland, Oregon, $2.5 million for pension benefits related to PG&E GT-NW's 1997 Workforce Management Program (WMP), and $1.9 million for Year 2000 remediation costs. Although PG&E GT-NW recorded a reserve against the deferred relocation costs in 1996, the WMP program costs in 1997, and the Year 2000 remediation costs in 1998, management intends to seek recovery of these costs as well as all other regulatory assets through rates charged to customers.

                             RESULTS OF OPERATIONS

  Selected operating results and other data for fiscal years 1998, 1997 and 1996 are as follows:

                                                              Results of
                                                              Operations
                                                          For the Year Ended
                                                         ---------------------
                                                          1998  1997(a) 1996(b)
                                                         ------ ------  ------
                                                            (In Millions)
     Operating revenues................................. $235.3 $240.2  $265.5
     Operating expenses.................................   99.7  115.4   142.7
                                                         ------ ------  ------
       Operating income.................................  135.6  124.8   122.8
     Other income and (income deductions)...............    3.4  (11.9)   (4.9)
     Net interest expense...............................   43.0   46.0    45.6
                                                         ------ ------  ------
       Income from continuing operations before taxes...   96.0   66.9    72.3
     Income tax expense.................................   35.7   24.8    28.8
                                                         ------ ------  ------
       Income from continuing operations................   60.3   42.1    43.5
     Income (loss) from discontinued operations.........    --   (11.9)   (0.3)
     Income tax benefit (expense).......................    --     4.1    (0.1)
                                                         ------ ------  ------
       Net Income....................................... $ 60.3 $ 34.3  $ 43.1
                                                         ====== ======  ======
     Ratio of earnings to fixed charges (c).............    3.2    2.4     2.6
                                                         ====== ======  ======

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

  Net Income -- Net income was $60.3 million in 1998, compared with $34.3 million in 1997, and $43.1 million in 1996. The $26.0 million increase in net income in 1998 compared with 1997 reflects a $10.8 million improvement in operating income, due primarily to higher transportation revenues and lower operating expenses in the Pacific Northwest and the absence of any Australian operations. In addition, investment development expenses and interest expense decreased by $12.7 million and $3.0 million, respectively, in 1998, and 1997 reflects a $7.8 million net loss associated with the discontinued operations of PG&E Energy Trading.

  The $2.0 million, or two percent, increase in operating income from 1996 to 1997 reflects higher transportation revenues, excluding gas supply restructuring (GSR) cost recovery, of $6.8 million, or three percent, partially offset by an increase in operating expenses, excluding GSR cost amortization, of $4.8 million, or four percent. Included in operating expenses in 1997 was $5.0 million for non-recurring expenses associated with PG&E GT-NW's WMP. The WMP consisted of a Voluntary Retirement Incentive (VRI) program supplemented by involuntary severances.

  In addition, during 1996, a reserve of $8.4 million ($5.2 million after tax) was recorded against deferred relocation costs associated with the transfer of PG&E GT-NW's headquarters from San Francisco, California to Portland, Oregon. Partially offsetting the relocation cost reserve in 1996 was the reversal of $4.2 million for reserves ($2.6 million after tax) for use tax on compressor fuel and related interest.

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

 Operating Revenues -- The components of total operating revenues are as follows:

                                                            Operating Revenues
                                                            For the Year Ended
                                                           --------------------
                                                            1998   1997   1996
                                                           ------ ------ ------
                                                              (In Millions)
     Gas transportation -- PG&E GT-NW..................... $235.3 $231.8 $227.7
     Gas supply restructuring (GSR) cost recovery.........    --     --    32.1
                                                           ------ ------ ------
       PG&E GT-NW operating revenues......................  235.3  231.8  259.8
     Gas transportation -- PG&E Queensland Gas Pipeline...    --     8.4    5.7
                                                           ------ ------ ------
       Total operating revenues........................... $235.3 $240.2 $265.5
                                                           ====== ====== ======

  Gas transportation revenues for PG&E GT-NW increased $3.5 million, or two percent, in 1998 compared with 1997 due primarily to higher short-term firm revenues. The decrease in total operating revenues of $4.9 million, or two percent, in 1998 compared with 1997, reflects the absence of PG&E Queensland Gas Pipeline revenues in 1998.

  Total operating revenues, excluding GSR cost recovery revenues, increased $6.8 million, or three percent, in 1997 compared with 1996 primarily as a result of improved short-term firm revenues for PG&E GT-NW's pipeline in the Pacific Northwest supplemented by $2.7 million in higher revenues for the PG&E Queensland Gas Pipeline in Australia. Since this pipeline was purchased on July 1, 1996 and sold on September 26, 1997, the results reflect six months of activity during 1996 compared with nine months of activity during 1997.

  GSR cost recovery revenues reflected the collection from customers through volumetric surcharges and direct bills of deferred GSR costs over a three year period, which ended in November 1996, as permitted by the Transition Cost Recovery Mechanism (TCRM) approved by the FERC. The FERC approved a total of $168.5 million of GSR costs plus interest for recovery through the TCRM. In 1996, these revenues had no effect on income as they were fully offset by the amortization of like amounts of deferred GSR costs.

  Operating Expenses -- The components of total operating expenses are as follows:

                                                            Operating Expenses
                                                            For the Year Ended
                                                            -------------------
                                                            1998   1997   1996
                                                            ----- ------ ------
                                                               (In Millions)
     Administrative and general............................ $31.9 $ 44.1 $ 44.9
     Operations and maintenance............................  17.3   19.3   17.9
     Depreciation and amortization.........................  39.2   40.6   38.9
     Property and other taxes..............................  11.3   11.4    8.9
                                                            ----- ------ ------
       Subtotal............................................  99.7  115.4  110.6
     Gas supply restructuring (GSR) costs..................   --     --    32.1
                                                            ----- ------ ------
       Total operating expenses............................ $99.7 $115.4 $142.7
                                                            ===== ====== ======

  Total operating expenses decreased $15.7 million, or 14 percent, in 1998 compared with 1997, primarily as a result of $11.2 million in reduced administrative and general expenses for PG&E GT-NW and the disposition of the PG&E Queensland Gas Pipeline which had $4.8 million in total operating expenses in 1997. The decrease in administrative and general expenses includes reduced pension expense of $1.1 million and reduced staffing and related expenses as a result of the WMP. In addition, the results for 1997 included $5.0 million of non-recurring expenses associated with the WMP. These decreases were offset by an increase in corporate overhead allocations and costs associated with making the Company's computer systems Year 2000 ready (Year 2000 costs). See "Year 2000," below.

  Total operating expenses, excluding GSR costs, increased $4.8 million, or four percent, in 1997 compared with 1996. As discussed above, GSR costs, which were fully amortized during 1996, were offset by equivalent GSR cost recovery revenues. PG&E GT-NW's total operating expenses increased $3.7 million, primarily as a result of higher depreciation and amortization expenses and increased property and other taxes. The PG&E Queensland Gas Pipeline's operating expenses increased $1.1 million as its results reflect nine months of operations in 1997 in contrast to only six months of operations in 1996. The PG&E Queensland Gas Pipeline was purchased on July 1, 1996, and sold on September 26, 1997.

  Administrative and general expenses decreased $0.8 million in 1997 compared to 1996. During both years, the Company recognized a major non-recurring expense. In 1997, $5.0 million was accrued for the cost of the WMP, and in 1996, an $8.4 million reserve was recognized for the cost to relocate the Company's headquarters from San Francisco, California to Portland, Oregon. During 1997, the Company also incurred $1.0 million in higher labor expenses, $1.3 million in increased pension and benefit expenses, and $0.5 million in incremental additional Year 2000 costs.

  Operations and maintenance expenses declined $2.0 million, or ten percent, in 1998 compared to 1997 primarily due to the disposition of Australian operations and the benefit of reduced labor expenses resulting from the WMP. Operations and maintenance expenses increased by $1.4 million in 1997 compared to 1996 primarily as a result of the nature and timing of compressor station maintenance on the PG&E GT-NW pipeline.

  Total depreciation and amortization expenses decreased $1.4 million, or three percent, in 1998 compared to 1997, primarily as the result of the disposition of Australian operations which incurred $2.6 million in depreciation and amortization expenses in 1998. Depreciation and amortization expenses for PG&E GT-NW's domestic operations increased $1.2 million, or three percent, in 1998 compared to 1997, primarily as a result of a $21.4 million increase in property, plant, and equipment in service. The $1.7 million increase in depreciation in 1997 compared to 1996 was due to the combination of higher depreciation of $0.9 million for PG&E GT-NW due to increased plant in service and $0.8 million for the PG&E Queensland Gas Pipeline primarily due to an additional three months of operations.

  Property and other taxes remained level in 1998 compared to 1997. The 1996 reversal of a $2.9 million reserve for use tax on compressor fuel for prior years was the primary reason for the $2.5 million increase in property and other taxes in 1997 compared to 1996.

  Other Income and (Income Deductions) -- Other income was $15.3 million higher in 1998 compared to 1997 primarily as a result of the cessation of investment development activities in 1998. During 1997, the Company incurred $12.7 million in investment development expenses as PG&E GT-NW pursued both domestic and international business development opportunities. In addition, 1998 results reflect a $0.5 million higher equity portion for the allowance for funds used during construction (AFUDC) and $1.1 million higher interest income related to the favorable resolution of prior year income tax issues. The increase in AFUDC equity in 1998 compared to 1997 was primarily related to the 1998 expansion project and the upgrading of the Company's financial systems. Both projects were substantially completed in November 1998.

  Other income deductions were $7.0 million higher in 1997 compared to 1996 primarily due to $5.5 million in higher investment development expenses and the absence of carrying charges on GSR costs in 1997 compared to the amount earned in 1996. GSR costs were fully recovered in 1996.

  Interest Expense -- Net interest expense declined $3.0 million, or seven percent, primarily as a result of the absence of $5.1 million of interest expense in 1998 for the PG&E Queensland Gas pipeline, offset, in part, by increased interest for PG&E GT-NW. PG&E GT-NW's interest expense on long-term debt increased $2.5 million, or six percent, in 1998 compared to 1997 due to an eight percent increase in average debt from $537.5 million in 1997 to $581.1 million in 1998, partially offset by a two percent decrease in the average interest rate from 7.44 percent in 1997 to 7.31 percent in 1998.

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

  The $0.7 million increase in the allowance for borrowed funds used during construction in 1998 compared to 1997 was primarily related to the 1998 expansion project and the upgrading of the Company's financial systems. Both projects were substantially completed in November 1998. The allowance for borrowed funds used during construction increased $0.1 million in 1997 compared with 1996 due to the nature and timing of capital projects.

                        LIQUIDITY AND CAPITAL RESOURCES

  During 1998, the balance of cash and cash equivalents decreased $47.2 million compared with 1997, primarily as a result of $81.0 million in increased dividend payments and $11.0 million in construction expenditures, offset, in part, by a $26.0 million improvement in earnings and a net increase of $24.3 million in debt. During 1997, the balance of cash and cash equivalents increased $36.3 million compared with 1996. A detailed discussion of the Company's operating, investing and financing activities follows below.


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

  Cash Flows From Operating Activities -- For the year ended December 31, 1998, net cash provided by operating activities was $123.3 million, which was equivalent to the amount provided by operations in 1997, and $33.3 million more than the amount provided by operating activities in 1996. The $33.3 million increase primarily resulted from the non-recurring $31.4 million refund to customers paid in 1996.

  Cash Flows From Investing Activities -- Net cash used in investing activities in 1998 was $49.9 million compared with net proceeds of $5.8 million in 1997. During 1997, PG&E GT-NW generated $42.0 million in cash from the sale of its Australian subsidiaries to an affiliated company. In addition, 1998 construction expenditures were $11.0 million higher, primarily due to the cost of the 1998 expansion project and the investment required to upgrade the Company's financial systems. During 1996, the Company invested $136.2 million in the PG&E Queensland Gas Pipeline, $23.2 million in PG&E Energy Trading, and $33.7 million in related working capital. The $233.2 million change in cash flows from investing activities during 1997 compared with 1996 was primarily a result of these investment activities.

  Cash Flows From Financing Activities -- For the year ended December 31, 1998, cash used in financing activities was $120.7 million as a result of $145.0 million in dividends paid to PG&E GT-NW's parent company, partially offset by a net $24.3 million increase in long-term debt. For the year ended December 31, 1997, cash used in financing activities amounted to $92.8 million as a result of a net $28.8 million reduction in long-term debt and a $64.0 million dividend paid to PG&E GT-NW's parent company. For the year ended December 31, 1996, cash provided by financing activities amounted to $139.6 million, which primarily consisted of financing related to the acquisitions of the PG&E Queensland Gas Pipeline and PG&E Energy Trading. The Company borrowed $91.7 million in long-term debt for the acquisition of PG&E Queensland Gas Pipeline and $10.0 million for the acquisition of PG&E Energy Trading. In addition, Pacific Gas and Electric Company, PG&E GT-NW's former parent company, contributed $60.0 million in equity to PG&E GT-NW during 1996.

                             CAPITAL REQUIREMENTS

  The Company's estimated capital requirements for each of the next five years are as follows:

                                                        1999 2000 2001 2002 2003
                                                        ---- ---- ---- ---- ----
                                                         (Dollars in Millions)
     Capital requirements.............................. 37.1 35.3 28.6 30.9 29.5

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

                                   YEAR 2000

  The Year 2000 issue exists for the Company because many software, computer hardware, and embedded systems use only two digits to identify a year in a date field and were developed without considering the impact of the upcoming change in the century. Some of these systems are mission-critical to PG&E GT-NW's operations and business processes. If they fail or function incorrectly due to not being made Year 2000 ready, they could directly and adversely affect the Company's ability to deliver its products and services or otherwise affect revenues, safety, or reliability for such a period of time as to lead to unrecoverable consequences. Such a system is termed mission-critical. A system is "Year 2000 ready" if it will perform its essential functions during the year 2000 and beyond.

  The Company's mission-critical systems have been grouped into four categories: (1) in-house software -- computer programming that has been developed by PG&E GT-NW for its own purposes; (2) vendor software -- programs purchased from vendors; (3) embedded systems -- electronic monitoring, communications, and control systems that have microprocessors within them; and
(4) computer- hardware -- physical systems with which computing is done.

  For these mission-critical systems, PG&E GT-NW has adopted a phased approach to address Year 2000 issues. Four primary phases of this approach are: (1) inventory and assessment, in which systems mission-critical to the business are identified and evaluated as to their readiness to operate after December 31, 1999; (2) remediation, in which mission-critical systems that are not Year 2000 ready are made so, either through modifications or replacement; (3) testing, in which remediation is validated by checking the ability of the mission-critical system to operate within the Year 2000 time frame; and (4) certification, in which systems are formally acknowledged to be Year 2000 ready.

  PG&E GT-NW's Year 2000 project is proceeding generally on schedule. The following schedule indicates PG&E GT-NW's Year 2000 progress as of March 8, 1999:

        Year 2000 Readiness of Mission-    Remediation Testing  Certification
                critical Items              Complete   Complete   Complete
        -------------------------------    ----------- -------- -------------
     In-house software....................     100%        0%          0%
     Vendor software......................     100%        0%          0%
     Embedded systems.....................      79%       63%         24%
     Computing hardware...................     100%       53%          0%

  For in-house and vendor software, the Company has completed the inventory phase and has identified approximately 20 mission-critical systems. Additional software that requires Year 2000 remediation may be discovered as the assessment, remediation, and testing phases continue. PG&E GT-NW has completed remediation of all identified, mission-critical in-house and vendor software. The Company expects to finish testing, as appropriate, remediated in-house and vendor software by May 1999 and expects to complete the certification phase for software by July 1999.

  PG&E GT-NW has also completed the inventory of all embedded systems and computer hardware and has identified approximately 250 mission-critical items. Additional embedded items and computer hardware that require Year 2000 repair or replacement may be discovered as the assessment, remediation, and testing phases continue. Remediation of substantially all mission-critical embedded systems and computer hardware is expected to be completed by April 1999. PG&E GT-NW expects to substantially finish testing, as appropriate, these remediated systems by August 1999 and plans to substantially complete the certification phase for embedded systems and computer hardware by October 1999.

  PG&E GT-NW is testing, as appropriate, remediated mission-critical systems both for ability to handle Year 2000 dates, including appropriate leap year calculations, and to assure that code repair has not affected the base functionality of the code. Testing cannot, however, comprehensively address all future combinations of dates and events. Therefore, some uncertainty will remain after testing as to the ability of code to process future dates as well as the ability of remediated systems to work in an integrated fashion with other systems.

  In addition to internal systems, PG&E GT-NW also depends upon external parties, including customers, suppliers, business partners, gas system operators, government agencies, and financial institutions to support the functioning of its business. To the extent that any of these parties are mission-critical to PG&E GT-NW's business and experience Year 2000 problems in their systems, the Company's mission-critical business functions may be adversely affected. To deal with this vulnerability, the Company has another phased approach. The primary phases for dealing with external parties are: (1) inventory, in which mission-critical business relationships are identified;
(2) action planning, in which the Company develops a series of actions and a time frame for monitoring expected external party readiness status; (3) risk assessment, in which the likelihood of external party Year 2000 readiness is evaluated; and (4) contingency planning, in which plans are made to deal with the potential failure of an external party to be Year 2000 ready.

  The Company has completed its inventory and action planning phases for mission-critical external parties. The Company completed the risk assessment during March 1999 and expects to complete the contingency planning phase by July 1999.

  Although PG&E GT-NW expects its efforts and those of its external parties to be largely successful, the Company recognizes that with the complex interaction of today's computing and communication systems, it cannot be certain that it will be completely successful. Therefore, contingency plans for Year 2000 readiness are being developed and tested throughout 1999 to address PG&E GT-NW's external dependencies as well as any significant schedule delays of mission-critical interruptions of power, computing, financial, and communications infrastructures. Due to the speculative nature of contingency planning, however, it is uncertain whether these plans will be sufficient to remove the risk of material impacts on its operations resulting from Year 2000 problems.

  In 1997 and 1998, PG&E GT-NW spent approximately $10.4 million to assess and remediate Year 2000 problems, of which $8.5 million of the costs were capitalized for computer software and hardware purchases. The remaining $1.9 million in costs were recorded as regulatory assets subject to future rate treatment. Since the Company cannot assess the probability of recovering these costs in future rates, an offsetting reserve was recorded. Certain systems found not to be Year 2000 compliant were not remediated. These software systems were simply replaced. These systems were for business purposes generally unrelated to addressing Year 2000 readiness.

  PG&E GT-NW currently estimates that the future costs to address mission-critical Year 2000 issues will be approximately $5.6 million. Approximately $2.1 million of these remaining Year 2000 costs are expected to be capitalized because they relate to the purchase and installation of systems for general business purposes, and the remaining $3.5 million is expected to be recorded as regulatory assets subject to future rate treatment. However, an offsetting reserve against these regulatory assets will be recorded. The Company does not believe that the projected cost of addressing Year 2000 issues will have a material impact on its financial position or results of operations.

  Based on the Company's current schedule for the completion of Year 2000 tasks, PG&E GT-NW believes its plan is adequate to secure Year 2000 readiness of substantially all of its mission-critical systems by the end of the third quarter of 1999. However, as the Company's current schedule is partially dependent on the efforts of third parties, including vendors, suppliers, and customers, their delays may cause the schedule to change. This and other factors the Company is not able to predict could cause actual results to differ materially from its current expectations. If the Company, or third parties with whom the Company has significant business relationships, fail to achieve Year 2000 readiness with respect to mission-critical systems, there could be a material adverse impact on PG&E GT-NW's financial position, results of operations, and cash flows.

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

  The Company's expenditures for environmental protection are subject to periodic review and revision to reflect changing technology and evolving regulatory requirements. For 1999, capital requirements for environmental protection and safety compliance are estimated to be approximately $0.1 million.

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

                           NEW ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is required to be adopted in years beginning after June 15, 1999, but permits early adoption as of the beginning of any fiscal quarter. PG&E GT-NW expects to adopt the new statement no later than January 1, 2000. This pronouncement will require the recognition of all derivatives, as defined in SFAS No. 133, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If the derivative is an effective hedge, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or will be recognized in other comprehensive income until the hedged item is recognized in earnings.

  PG&E GT-NW is currently evaluating the potential impact of SFAS No. 133, but management does not anticipate that this pronouncement will have a material impact on the Company's earnings and financial position.

                              EFFECT OF INFLATION

  The Company generally has experienced increased costs due to the effect of inflation on the cost of labor, material and supplies, and plant and equipment. A portion of these increased costs can directly affect income through higher operating expenses. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of PG&E GT-NW's plant and equipment. However, PG&E GT-NW's utility plant is subject to ratemaking treatment, and the increased cost of replacement plant is generally recoverable through rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  PG&E Corporation has established an officer-level price risk management committee and a price risk management policy which is also applicable to PG&E GT-NW. This committee oversees implementation and compliance with the policy and approves each price risk management program.

  The Company also uses a number of other techniques to mitigate its financial risk, including the purchase of commercial insurance and the maintenance of internal control systems. The extent to which these techniques are used depends on the risk of loss and the cost to employ such techniques. These techniques do not eliminate financial risk to the Company.

  The majority of the Company's financing is done on a fixed-rate basis, thereby substantially reducing the financial risk associated with variable interest rate borrowings. The Company has used financial instruments to minimize the effects of fluctuations in interest rates on certain of its debt in prior years.

  The following table summarizes the annual maturities and fair value of long-term debt at December 31, 1998:

                                       Annual Maturities of Debt
                         -----------------------------------------------------
                                                                                          Fair
                         Avg. Int. 1999  2000   2001  2002    2003  Thereafter  Total    Value
                         --------- ---- ------- ---- ------- ------ ---------- -------- --------
                                                 (Dollars in Thousands)
Senior Unsecured Notes,
 due 2005...............   7.11    $--  $   --  $--  $   --  $  --   $249,841  $249,841 $270,366
Senior Unsecured
 Debentures, due 2025...   7.95     --      --   --      --     --    147,718   147,718  159,898
Medium Term Notes, due
 2000 to 2003...........   6.00     --   31,000  --   33,000  6,000       --     70,000   72,087
Commercial Paper........   5.83     --      --   --      --     --    104,521   104,521  104,521
Capital Lease...........   8.78     456     498  543     593    647    13,618    16,355   16,355
                           ----    ---- ------- ---- ------- ------  --------  -------- --------
Total long-term debt....   7.35    $456 $31,498 $543 $33,593 $6,647  $515,698  $588,435 $623,227
                           ====    ==== ======= ==== ======= ======  ========  ======== ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial statements of PG&E Gas Transmission, Northwest Corporation and its subsidiaries:

    Report of Independent Public Accountants

    Statements of Consolidated Income--for each of the three years ended
     December 31, 1998, 1997, and 1996

    Consolidated Balance Sheets--as of December 31, 1998 and 1997

    Statements of Consolidated Common Stock Equity--for each of the three years ended December 31, 1998, 1997, and 1996

    Statements of Consolidated Cash Flows--for each of the three years ended
     December 31, 1998, 1997, and 1996

    Notes to Consolidated Financial Statements

    Quarterly Consolidated Financial Data for 1998 and 1997 (Unaudited)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder and the Board of Directors of PG&E Gas Transmission, Northwest Corporation:

  We have audited the accompanying Consolidated Balance Sheets of PG&E Gas Transmission, Northwest Corporation (a California corporation) and subsidiaries as of December 31, 1998 and 1997, and the related Statements of Consolidated Income, Common Stock Equity and Cash Flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PG&E Gas Transmission, Northwest Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                /s/ ARTHUR ANDERSEN LLP
                                                   ARTHUR ANDERSEN LLP

Portland, Oregon
February 8, 1999

                       STATEMENTS OF CONSOLIDATED INCOME

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
                                                       (In Thousands)
OPERATING REVENUES:
Gas transportation.............................. $183,314  $190,644  $194,881
Gas transportation for affiliates...............   51,240    49,064    37,726
Gas supply restructuring cost recovery from
 affiliates.....................................      --        --     17,847
Gas supply restructuring cost recovery from
 others.........................................      --        --     14,273
Other...........................................      698       458       766
                                                 --------  --------  --------
  Total operating revenues......................  235,252   240,166   265,493
                                                 --------  --------  --------
OPERATING EXPENSES:
Gas supply restructuring costs..................      --        --     32,120
Administrative and general......................   31,884    44,067    44,850
Operations and maintenance......................   17,277    19,336    17,937
Depreciation and amortization...................   39,160    40,586    38,903
Property and other taxes........................   11,345    11,378     8,867
                                                 --------  --------  --------
  Total operating expenses......................   99,666   115,367   142,677
                                                 --------  --------  --------
OPERATING INCOME................................  135,586   124,799   122,816
                                                 --------  --------  --------
OTHER INCOME AND (INCOME DEDUCTIONS):
Investment development..........................      --    (12,703)   (7,230)
Allowance for equity funds used during
 construction...................................      971       445       241
Interest income.................................    1,208       725     2,273
Other -- net....................................    1,215      (396)     (160)
                                                 --------  --------  --------
  Total other income and (income deductions)....    3,394   (11,929)   (4,876)
                                                 --------  --------  --------
INTEREST EXPENSE:
Interest on long-term debt......................   42,472    45,150    44,072
Allowance for borrowed funds used during
 construction...................................     (996)     (309)     (256)
Other interest charges..........................    1,483     1,174     1,846
                                                 --------  --------  --------
  Net interest expense..........................   42,959    46,015    45,662
                                                 --------  --------  --------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX EXPENSE.....................   96,021    66,855    72,278
INCOME TAX EXPENSE..............................   35,739    24,785    28,814
                                                 --------  --------  --------
INCOME FROM CONTINUING OPERATIONS...............   60,282    42,070    43,464
                                                 --------  --------  --------
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS BEFORE INCOME TAXES................      --    (11,901)     (244)
INCOME TAX (EXPENSE) BENEFIT....................      --      4,157       (75)
                                                 --------  --------  --------
NET INCOME......................................   60,282    34,326    43,145
                                                 --------  --------  --------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment.........      --        183      (183)
                                                 --------  --------  --------
COMPREHENSIVE INCOME............................ $ 60,282  $ 34,509  $ 42,962
                                                 ========  ========  ========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                December 31,
                            ----------------------
                               1998        1997
                            ----------  ----------
                               (In Thousands)
PROPERTY, PLANT, and
 EQUIPMENT:
Property, plant, and
 equipment in service.....  $1,500,085  $1,478,735
Accumulated depreciation
 and amortization.........    (479,824)   (444,408)
                            ----------  ----------
  Net plant in service....   1,020,261   1,034,327
Construction work in
 progress.................      37,772      13,870
                            ----------  ----------
  Total property, plant &
   equipment--net.........   1,058,033   1,048,197
                            ----------  ----------
CURRENT ASSETS:
Cash and cash
 equivalents..............       1,080      48,249
Accounts receivable--gas
 transportation...........      15,952      16,701
Accounts receivable from
 affiliates...............         --        4,964
Accounts receivable fuel
 balancing accounts and
 other....................      10,175       6,747
Inventories (at average
 cost)....................       7,950       6,523
Prepayments and other
 current assets...........       3,545       4,282
                            ----------  ----------
  Total current assets....      38,702      87,466
                            ----------  ----------
DEFERRED CHARGES:
Income tax related
 regulatory asset.........      25,400      25,482
Deferred charge on
 reacquired debt..........      12,449      13,654
Unamortized debt expense..       3,625       4,014
Other regulatory assets...       5,744       6,430
Other.....................       1,105         240
                            ----------  ----------
  Total deferred charges..      48,323      49,820
                            ----------  ----------
TOTAL ASSETS..............  $1,145,058  $1,185,483
                            ==========  ==========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                             December 31,
                                                         ---------------------
                                                            1998       1997
                                                         ---------- ----------
                                                            (In Thousands)
CAPITALIZATION:
Common stock--no par value; 1,000 shares authorized,
 issued and outstanding................................. $   85,474 $   85,474
Additional paid-in capital..............................    192,717    192,717
Reinvested earnings.....................................     68,818    153,536
                                                         ---------- ----------
  Total common stock equity.............................    347,009    431,727
Long-term debt..........................................    587,979    563,499
                                                         ---------- ----------
  Total capitalization..................................    934,988    995,226
                                                         ---------- ----------
CURRENT LIABILITIES:
Long-term debt--current portion.........................        456        419
Accounts payable........................................     18,016     20,048
Accounts payable to affiliates..........................      3,187        --
Accrued interest........................................      4,095      4,098
Accrued liabilities.....................................      9,466      7,062
Accrued taxes...........................................        779        813
                                                         ---------- ----------
  Total current liabilities.............................     35,999     32,440
                                                         ---------- ----------
DEFERRED CREDITS:
Deferred income taxes...................................    163,846    145,727
Other...................................................     10,225     12,090
                                                         ---------- ----------
  Total deferred credits................................    174,071    157,817
                                                         ---------- ----------
Commitments and contingencies (Note 8)..................        --         --
                                                         ---------- ----------
TOTAL CAPITALIZATION AND LIABILITIES.................... $1,145,058 $1,185,483
                                                         ========== ==========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                                                          Unrealized    Total
                                   Additional             Gain (Loss)  Common
                           Common   Paid-in   Reinvested  on Foreign    Stock
                            Stock   Capital    Earnings    Currency    Equity
                           ------- ---------- ----------  ----------  ---------
                                             (In Thousands)
Balance at December 31,
 1995..................... $85,474  $182,000  $ 150,066     $ --      $ 417,540
  Comprehensive income --
    1996:
    Net income............     --        --      43,145       --         43,145
    Other comprehensive
     income (loss):
      Foreign currency
       translation........     --        --         --       (183)         (183)
  Capital contribution
   from parent............     --     60,000        --        --         60,000
  Dividend paid to parent
   company................     --        --     (10,000)      --        (10,000)
                           -------  --------  ---------     -----     ---------
Balance at December 31,
 1996.....................  85,474   242,000    183,211      (183)      510,502
  Comprehensive income --
    1997:
    Net income............     --        --      34,326       --         34,326
    Other comprehensive
     income (loss):
      Foreign currency
       translation........     --        --         --        183           183
  Return of capital of
   PG&E Energy Trading to
   parent company.........     --    (49,275)       --        --        (49,275)
  Dividend paid to parent
   company................     --        --     (64,000)      --        (64,000)
  Other...................     --         (8)        (1)      --             (9)
                           -------  --------  ---------     -----     ---------
Balance at December 31,
 1997.....................  85,474   192,717    153,536       --        431,727
  Comprehensive income --
    1998:
    Net income............     --        --      60,282       --         60,282
  Dividend paid to parent
   company................     --        --    (145,000)      --       (145,000)
                           -------  --------  ---------     -----     ---------
Balance at December 31,
 1998..................... $85,474  $192,717  $  68,818     $ --      $ 347,009
                           =======  ========  =========     =====     =========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                 Years Ended December 31,
                                               -------------------------------
                                                 1998       1997       1996
                                               ---------  ---------  ---------
                                                      (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................  $  60,282  $  34,326  $  43,145
Adjustments to reconcile net income to net
 cash provided by operations:
  Depreciation and amortization..............     42,759     42,541     42,428
  Discontinued operations....................        --       7,744        319
  Deferred income taxes......................     18,119     13,203     13,812
  Gas supply restructuring costs.............        --         --      30,531
  Allowance for equity funds used during
   construction..............................       (971)      (445)      (241)
Changes in operating assets and liabilities
 (excluding assets and liabilities acquired,
 transferred, or sold):
  Accounts receivable -- gas transportation
   and other.................................     (2,679)     4,103      6,801
  Accounts payable and accrued liabilities...        372      5,212        983
  Net receivable/payable -- affiliates.......      8,151     12,853    (18,034)
  Accrued taxes..............................        (34)    (1,669)    (6,164)
  Inventory..................................     (1,427)      (897)    (1,281)
  Other working capital......................        734        499     (2,626)
Regulatory accruals..........................        768        880    (23,201)
Other -- net.................................     (2,730)     4,914      3,513
                                               ---------  ---------  ---------
    Net cash provided by operating
     activities..............................    123,344    123,264     89,985
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures....................    (48,857)   (37,814)   (34,054)
Allowance for borrowed funds used during
 construction................................       (996)      (309)      (256)
Acquisition of PG&E Queensland Gas Pipeline..        --         --    (136,227)
Acquisition of PG&E Energy Trading...........        --         --     (23,151)
Sale of subsidiaries to affiliated company...        --      42,000        --
Investment expenditures......................        --      (2,891)   (33,749)
Sale of fixed assets.........................        --       4,795        --
                                               ---------  ---------  ---------
    Net cash provided by (used in) investing
     activities..............................    (49,853)     5,781   (227,437)
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt..................    (65,640)  (109,382)   (51,441)
Long-term debt issued, net of issuance
 costs.......................................     89,980     80,617    141,023
Equity contribution from parent..............        --         --      60,000
Dividend paid to parent......................   (145,000)   (64,000)   (10,000)
                                               ---------  ---------  ---------
    Net cash provided by (used in) financing
     activities..............................   (120,660)   (92,765)   139,582
                                               ---------  ---------  ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS......    (47,169)    36,280      2,130
CASH AND CASH EQUIVALENTS AT JANUARY 1.......     48,249     11,969      9,839
                                               ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT DECEMBER 31.....  $   1,080  $  48,249  $  11,969
                                               =========  =========  =========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 1998, 1997 and 1996

Note 1: Summary of Business and Significant Accounting Policies

 Basis of Presentation

  PG&E Gas Transmission, Northwest Corporation (PG&E GT-NW) was incorporated in California in 1957 under its former name, Pacific Gas Transmission Company. PG&E GT-NW is affiliated with, but is not the same company as, Pacific Gas and Electric Company, the gas and electric utility regulated by the California Public Utilities Commission, serving Northern and Central California. PG&E Corporation is the ultimate corporate parent for both PG&E GT-NW and Pacific Gas and Electric Company.

  The accompanying consolidated financial statements, reflect the results for PG&E GT-NW and its wholly owned subsidiaries including Pacific Gas Transmission International, Inc. (PGT International) and the following subsidiaries through their respective dates of disposition (see Note 2, "Corporation Reorganization," below):

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

  Business -- PG&E GT-NW is a natural gas pipeline company which constructed, owns, and operates an interstate pipeline system which extends from the British Columbia-Idaho border to the Oregon-California border, traversing Idaho, Washington, and Oregon.

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

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 1998, 1997 and 1996

  Risk Management -- PG&E Corporation has established an officer-level price risk management committee and a price risk management policy which is also applicable to PG&E GT-NW. This committee oversees implementation and compliance with the policy and approves each price risk management program.

  The majority of the Company's financing is done on a fixed-rate basis, thereby substantially reducing the financial risk associated with variable interest rate borrowings. The Company has used financial instruments to minimize the effects of fluctuations in interest rates on certain of its debt in prior years.

  The Company also uses a number of other techniques to mitigate its financial risk, including the purchase of commercial insurance and the maintenance of internal control systems. The extent to which these techniques are used depends on the risk of loss and the cost to employ such techniques. These techniques do not eliminate financial risk to the Company.

  Regulation -- PG&E GT-NW's rates and charges for its natural gas transportation business are regulated by the Federal Energy Regulatory Commission (FERC or Commission). PG&E GT-NW's consolidated financial statements reflect the ratemaking policies of the Commission in conformity with generally accepted accounting principles for rate-regulated enterprises in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement allows PG&E GT-NW to record certain regulatory assets and liabilities which will be included in future rates and would not be recorded under generally accepted accounting principles for nonregulated entities. Regulatory assets and liabilities represent future probable increases or decreases, respectively, in revenues to be recorded by PG&E GT-NW associated with certain costs to be collected from customers or amounts to be refunded to customers, respectively, as a result of the ratemaking process.

  Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 prescribes general standards for the recognition and measurement of impairment losses. In addition, it requires that regulatory assets continue to be probable of recovery in rates, rather than only at the time the regulatory asset is recorded. Regulatory assets currently recorded would be written off or reserved against if recovery is no longer probable. As of December 31, 1998, PG&E GT-NW has recorded a $2.5 million reserve against certain pension costs associated with its Workforce Management Program (WMP) costs and a $1.9 million reserve against its Year 2000 costs pending future regulatory treatment of these deferred assets. In addition, since PG&E GT-NW's transfer of its corporate headquarters from San Francisco, California to Portland, Oregon, in 1996 the Company has recognized a reserve of $8.6 million against related deferred relocation costs. Management expects to pursue recovery of these costs in future rate proceedings.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 1998, 1997 and 1996

  The following regulatory assets and liabilities were reflected in PG&E GT-NW's Consolidated Balance Sheets as of the dates noted:

                                                              December 31,
                                                            ------------------
               Regulatory Assets and Liabilities              1998      1997
               ---------------------------------            --------  --------
                                                             (In Thousands)
     Regulatory Assets:
      Income tax related..................................  $ 25,400  $ 25,482
      Deferred charge on reacquired debt..................    12,449    13,654
      Deferred corporate relocation costs.................     8,620     8,590
      Pension costs.......................................     5,848     6,374
      Fuel tracker........................................     4,037     2,939
      Postretirement benefit costs other than pension
       (PBOP).............................................     2,427     2,588
      Year 2000 remediation costs.........................     1,871       --
                                                            --------  --------
        Total.............................................    60,652    59,627
     Reserves:
      Deferred corporate relocation costs.................    (8,620)   (8,590)
      WMP (pension and PBOP)..............................    (2,531)   (3,560)
      Year 2000 remediation costs.........................    (1,871)      --
                                                            --------  --------
        Total.............................................   (13,022)  (12,150)
                                                            --------  --------
         Net Regulatory Assets............................  $ 47,630  $ 47,477
                                                            --------  --------
     Regulatory Liabilities:
      Postretirement benefits other than pension..........  $  2,483  $  1,110
                                                            --------  --------
         Total Regulatory Liabilities.....................  $  2,483  $  1,110
                                                            ========  ========

  Excluding the corporate relocation and Year 2000 costs, for which reserves have been established, substantially all of PG&E GT-NW's net regulatory assets are provided for in rates charged to customers and are being amortized over future periods.

  Cash Equivalents -- Cash equivalents (stated at cost, which approximates market) include working funds and short-term investments with original maturities of three months or less.

  Property, Plant and Equipment -- Utility plant is stated at original cost. The costs of utility plant additions for PG&E GT-NW, including replacements of plant retired, are capitalized. Costs include labor, materials, construction overhead, and an allowance for funds used during construction (AFUDC). AFUDC is the estimated cost of debt and equity funds used to finance regulated plant additions. AFUDC rates, calculated in accordance with FERC authorizations, are based upon the last approved equity rate and an embedded rate for borrowed funds. The equity component of AFUDC is included in other income and the borrowed funds component is recorded as a reduction of interest expense. PG&E GT-NW's weighted average AFUDC rates were 4.69 percent for borrowed funds and
4.64 for equity funds in 1998, 4.03 percent for borrowed funds and 5.78 percent for equity funds in 1997, and 4.23 percent for borrowed funds and 5.54 percent for equity funds in 1996.

  Costs of repairing property and replacing minor items of property are charged to maintenance expense. The original cost of plant retired plus removal costs, less salvage, is charged to accumulated depreciation upon retirement of plant in service. No gain or loss is recognized upon normal retirement of utility plant.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 1998, 1997 and 1996

  For financial reporting purposes, PG&E GT-NW's tangible utility plant in service is depreciated using a straight-line remaining-life method while its intangible plant in service is amortized over five to seven years.

  The following table sets forth the major classifications of the Company's property, plant, and equipment and its accumulated provisions for depreciation and amortization at December 31 for the periods noted:

                                            Average                  Average
                                          Depreciation             Depreciation
                                               or                       or
                                          Amortization             Amortization
                                Amount        Rate       Amount        Rate
                              ----------  ------------ ----------  ------------
      Property, Plant, and
           Equipment                   1998                     1997
      --------------------    ------------------------ ------------------------
                                              (In Thousands)
   Transmission.............  $1,428,160      2.352%   $1,419,429      2.352%
   General..................      32,475      7.303%       28,531      7.303%
   Capital lease............      17,534      5.000%       17,534      5.000%
   Intangible--Computer
    software & other........      21,916     17.364%       13,241     20.000%
                              ----------               ----------
     Utility plant in
      service...............   1,500,085                1,478,735
   Construction work in
    progress................      37,772                   13,870
                              ----------               ----------
     Total utility plant....   1,537,857                1,492,605
   Less accumulated
    provisions for:
     Depreciation...........    (472,938)                (436,670)
     Amortization...........      (6,886)                  (7,738)
                              ----------               ----------
   Property, plant, and
    equipment--net..........  $1,058,033               $1,048,197
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

  Income Taxes -- The Company is included in the consolidated federal income tax return filed by PG&E Corporation. For financial reporting purposes, income taxes are allocated to PG&E GT-NW and its subsidiaries on a modified separate return basis, to the extent such taxes or tax benefits are realized by PG&E Corporation in the consolidated return.

  Foreign Currency -- Prior to the sale of its Australian subsidiaries in 1997, financial statements of foreign subsidiaries were translated into United States dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for revenues and expenses. Any resulting translation adjustment was recorded as a component of common stock equity. Financial statements for the Australian subsidiaries were prepared from records maintained in Australia.

  Other Comprehensive Income -- For the year ended December 31, 1998, PG&E GT-NW did not have any current or accumulated other comprehensive income. For the year ended December 31, 1997, PG&E GT-NW's other comprehensive income of $0.2 million offset its $0.2 million other comprehensive loss for the year ended December 31, 1996. Other comprehensive income and losses were generated from the activities of PG&E Energy Trading and the PG&E Queensland Gas Pipeline. As stated above, the PG&E Queensland Gas Pipeline and

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 1998, 1997 and 1996

PG&E Australia were sold to another PG&E Corporation affiliate on September 26, 1997, and the shares of PG&E Energy Trading were transferred to PG&E Corporation on June 30, 1997.

                                                                 Year Ended
                                                                December 31,
                                                              ----------------
                Other Comprehensive Income (Loss)             1998  1997 1996
                ---------------------------------             ----- ---- -----
                                                               (In Thousands)
   Foreign currency translation adjustment................... $ --  $183 $(183)
   Tax expense...............................................   --   --    --
                                                              ----- ---- -----
     Other comprehensive income (loss), net.................. $ --  $183 $(183)
                                                              ===== ==== =====

  Statements of Consolidated Cash Flows -- Cash paid for interest, net of amounts capitalized, totaled $35.8 million, $38.2 million, and $40.9 million in 1998, 1997, and 1996, respectively. Cash paid for income taxes totaled $20.1 million in 1998 and $25.6 million in 1996, while cash received for income taxes totaled $1.2 million in 1997.

  New Accounting Standards -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This SFAS is required to be adopted in years beginning after June 15, 1999, but permits early adoption as of the beginning of any fiscal quarter. PG&E GT-NW expects to adopt the new statement no later than January 1, 2000. This pronouncement will require the recognition of all derivatives, as defined in the SFAS, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If the derivative is an effective hedge, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or will be recognized in other comprehensive income until the hedged item is recognized in earnings.

  PG&E GT-NW is currently evaluating the potential impact of SFAS No. 133, but management does not anticipate that this pronouncement will have a material impact on the Company's earnings and financial position.

Note 2: Corporation Reorganization

  In January 1999, PG&E Gas Transmission Corporation, PG&E GT-NW's parent company, announced its intention to build on the strengths of the regional gas transmission operations of PG&E GT-NW in the Pacific Northwest and PG&E Gas Transmission, Texas Corporation, an affiliated company in Texas, to create a single, strong gas transmission organization. The ultimate goal is to develop synergies while positioning for growth opportunities that contribute to PG&E Corporation's national energy strategy.

  In April 1997, PG&E Corporation, PG&E GT-NW's ultimate corporate parent, announced its intention to reorganize certain aspects of its corporate structure and business lines to support its long-term strategic goals. Consistent with this strategy, PG&E GT-NW transferred ownership of its subsidiaries other than PGT International to other PG&E Corporation affiliates.

 PG&E Energy Trading:

  On June 30, 1997, PG&E GT-NW distributed all of the shares of PG&E Energy Trading to PG&E GT-NW's sole shareholder, PG&E Gas Transmission Corporation. PG&E Gas Transmission Corporation, in turn, immediately thereafter distributed these shares to its sole shareholder, PG&E Corporation.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 1998, 1997 and 1996

  Accordingly, PG&E Energy Trading's results were reported as discontinued operations. For financial reporting purposes, the measurement date applied was June 30, 1997, the date of disposal. In addition, since the shares of PG&E Energy Trading were transferred at the $49.3 million net book value at the time of distribution, there was no gain or loss on disposal. For the six months ended June 30, 1997, PG&E Energy Trading's revenues were $1,560.0 million, and for the one month ended December 31, 1996, PG&E Energy Trading's revenues were $281.3 million. For the purposes of cash flow presentation, this transfer was a noncash transaction. Net assets of PG&E Energy Trading at the date of disposal were as follows:

                                                                    At Date of
                   Net Assets of PG&E Energy Trading                 Disposal
                   ---------------------------------               -------------
                                                                   (In Millions)
     Property, plant & equipment net..............................    $   1.9
     Cash, restricted cash and cash equivalents...................       14.4
     Assets from risk management..................................       27.5
     Accounts receivable-net......................................      348.7
     Other current assets.........................................        6.0
     Goodwill and other deferred charges..........................       29.1
     Accounts payable from gas marketing..........................     (356.8)
     Other current liabilities....................................      (21.5)
                                                                      -------
       Net Assets.................................................    $  49.3
                                                                      =======

 PG&E GT-NW's Australian Investments:

  On September 26, 1997, PG&E GT-NW sold all of its investments in Australia to another PG&E Corporation affiliate for $42.0 million. The subsidiaries sold included PG&E Queensland, the operator of the PG&E Queensland Gas Pipeline, and PG&E Australia. PG&E Australia was established to pursue new business development opportunities in Australia for PG&E GT-NW and to serve as trustee of the PG&E Queensland Unit Trust (PG&E Qld Trust). The Company also sold its investment in the PG&E Qld Trust. The PG&E Qld Trust, which held the assets of the PG&E Queensland Gas Pipeline, was beneficially owned by PGT International (a PG&E GT-NW wholly owned subsidiary) and PG&E Queensland. Net assets of PG&E GT-NW's Australian investments at the date of disposal were as shown below. The $8.6 million difference between the sales price of $42.0 million and PG&E GT-NW's net investment of $33.4 million was credited to stockholders equity as no gain or loss was recognized upon disposition since this transaction was between entities within the PG&E Corporation consolidated group.

                                                                    At Date of
                 Net Assets of Australian Investments                Disposal
                 ------------------------------------              -------------
                                                                   (In Millions)
     Property, plant & equipment net..............................    $123.1
     Current assets...............................................       3.6
     Deferred charges.............................................       0.6
     Long-term debt...............................................     (89.8)
     Current liabilities..........................................      (4.0)
     Deferred credits.............................................      (0.1)
                                                                      ------
       Net assets.................................................    $ 33.4
                                                                      ======

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 1998, 1997 and 1996

Note 3: Related Party Transactions

  The Company invests its available cash balances with, or borrows from, PG&E Corporation on an interim basis pursuant to a pooled cash management arrangement. The principal amount of this investment is payable upon demand. The balance invested with PG&E Corporation at December 31, 1998 and 1997 was $0.7 million and $47.9 million, respectively (included in "Cash and Cash Equivalents" on the Consolidated Balance Sheets), at an interest rate of 5.0 percent and 5.5 percent, respectively. The interest rate on these cash investments or borrowings averaged 5.4 percent in 1998, 5.6 percent in 1997, and 5.4 percent in 1996. The related interest income was $0.1 million in 1998, $0.3 million in 1997, and $0.3 million in 1996.

  Pacific Gas and Electric Company and PG&E Corporation perform certain administrative services on behalf of PG&E GT-NW for which they have charged PG&E GT-NW approximately $3.5 million in 1998, $0.2 million in 1997, and $0.2 million in 1996. Such amounts are included in PG&E GT-NW's operating expenses. The increased services during 1998 primarily represent allocations of corporate overhead expenses. In 1997 and 1996, employees of other affiliated companies within PG&E Corporation provided investment development services of approximately $1.5 million and $0.6 million, respectively, which were expensed by the Company.

  In 1998, 1997, and 1996, Pacific Gas and Electric Company and its affiliates, accounted for approximately $51.6 million (22 percent), $49.1 million (20 percent), and $55.6 million (21 percent), respectively, of PG&E GT-NW's transportation revenues.


Note 4: Long-term Debt

  Long-term debt at December 31, 1998 and 1997, consisted of the following:

                                                             December 31,
                                                           ------------------
                        Long-Term Debt                       1998      1997
                        --------------                     --------  --------
                                                            (In Thousands)
     PG&E GT-NW 1995 Refinancing:
       Senior Unsecured Notes, due 2005................... $249,841  $249,816
       Senior Unsecured Debentures, due 2025..............  147,718   147,631
       Medium Term Notes, due 2000 to 2003................   70,000    70,000
       Commercial Paper...................................  104,521    79,696
                                                           --------  --------
         Subtotal.........................................  572,080   547,143
     PG&E GT-NW Capital Lease Obligation..................   16,355    16,775
     Current Portion of PG&E GT-NW Capital Lease
      Obligation..........................................     (456)     (419)
                                                           --------  --------
         Long-term debt included in capitalization........ $587,979  $563,499
                                                           --------  --------

  The following table summarizes the annual maturities of long-term debt for the next five years:

                                                 1999  2000  2001  2002  2003
                                                 ---- ------ ---- ------ -----
                                                    (Dollars in Thousands)
     Annual Maturities of Long-Term Debt*....... 456  31,498 543  33,593 6,647

--------
* Commercial paper is included as long-term debt and is backed by a $200 million revolving bank credit agreement which expires May 30, 2000. It is anticipated that this agreement will either be extended or the commercial paper would be replaced at that time with long-term debt. Therefore, none of the commercial paper is reflected as maturing within the next five years.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 1998, 1997 and 1996

  1995 Refinancing -- On May 31, 1995, PG&E GT-NW completed the sale of $400 million of debt securities through a $700 million shelf registration under the Securities Act of 1933. PG&E GT-NW issued $250 million of 7.10 percent 10-year senior unsecured notes due June 1, 2005, and $150 million of 7.80 percent 30-year senior unsecured debentures due June 1, 2025. The 10-year notes were issued at a discount to yield 7.11 percent and the 30-year debentures were issued at a discount to yield 7.95 percent. The 30-year debentures are callable after June 1, 2005, at the option of PG&E GT-NW. In addition, during 1995, $70 million of medium term notes were issued at face values ranging from $1 million to $17 million. The notes are due from July 5, 2000 to August 5, 2003 at average interest rates ranging from 6.61 percent to 6.96 percent.

  On May 31, 1995, PG&E GT-NW also issued $200 million of commercial paper, of which $104.5 million and $79.7 million were outstanding as of December 31, 1998 and 1997, at an average rate of 5.95 and 6.33 percent, respectively. The average balance during 1998 was $111.1 million at an average rate of
5.83 percent. The average balance during 1997 was $67.5 million at an average rate of 5.9 percent. The commercial paper is backed by a $200 million revolving bank credit agreement which expires May 30, 2000. This agreement was amended during 1996 to allow for a total of $70 million in letters of credit for PG&E GT-NW or its affiliates out of the $200 million. The annual fee for this facility is $0.2 million plus a fee based on the amount of outstanding letters of credit. In accordance with the credit agreement, PG&E GT-NW must not permit the ratio of total debt to total capitalization to exceed 70 percent and must not permit its tangible net worth to be less than $325 million. At December 31, 1998 the debt to total capitalization ratio was 63 percent, and tangible net worth was $347.0 million. Letters of credit outstanding under this agreement at December 31, 1998 were $3.1 million.

  The commercial paper is classified as long-term debt based upon the availability of committed credit facilities expiring in the year 2000 and management's intent to maintain such amounts in excess of one year. At December 31, 1998, PG&E GT-NW was in compliance with all terms and conditions of the credit agreement and the bond indentures.

  Capital Lease Obligation -- PG&E GT-NW leases its corporate office building in Portland, Oregon under a 20-year lease terminating in the year 2015. Payments under the lease total $1.9 million per year and approximate the debt service payments on the debt issued to finance the $17.5 million cost of the building. In addition, PG&E GT-NW is obligated to pay operating costs, taxes, and insurance for the building. PG&E GT-NW does not have the option to extend the lease beyond twenty years but may at any time purchase the building for approximately the balance of the debt outstanding used to finance the building. PG&E GT-NW must purchase the building at the end of the lease term.

  Based on the provisions of the lease agreement, PG&E GT-NW accounts for the obligation as a capital lease. The total future commitments are $31.5 million with a long-term principal portion of $16.4 million. The effective interest rate inherent in the lease is 8.8 percent.

  Fair Value -- At December 31, 1998, the Company's primarily fixed rate debt had a carrying value of $588.4 million and had an estimated fair market value of $623.2 million. At December 31, 1997, the Company's primarily fixed rate long-term debt had a carrying value of $563.9 million and had an estimated fair market value of $588.5 million. The estimated fair value of the notes and debentures were based upon quoted market prices. The carrying value for both commercial paper and the capital lease approximate fair value.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 1998, 1997 and 1996

Note 5: Income Taxes

  The significant components of income tax expense were:

                                                      Year Ended December 31,
                                                      -------------------------
                    Income Tax Expense                 1998     1997     1996
                    ------------------                -------  -------  -------
                                                          (In Thousands)
     Current - Federal............................... $15,311  $ 6,460  $13,821
     Current - State.................................   2,334    1,065    1,282
                                                      -------  -------  -------
       Total current.................................  17,645    7,525   15,103
                                                      -------  -------  -------
     Deferred - Federal..............................  15,877   11,304   12,314
     Deferred - State................................   2,242    1,824    1,497
                                                      -------  -------  -------
       Total deferred................................  18,119   13,128   13,811
                                                      -------  -------  -------
     Investment tax credit amortization..............     (25)     (25)     (25)
                                                      -------  -------  -------
       Total income tax expense...................... $35,739  $20,628  $28,889
                                                      =======  =======  =======

  The differences between reported income taxes and tax amounts determined by applying the federal statutory rate of 35 percent to income before income tax expense were:

                                                     Year Ended December 31,
                                                     -------------------------
                   Income Tax Expense                 1998     1997     1996
                   ------------------                -------  -------  -------
                                                         (In Thousands)
     Expected federal income tax expense............ $33,607  $19,234  $25,212
     Increase (decrease) in income tax expense
      resulting from:
       State income taxes, net of federal benefit...   2,974    1,948    2,436
       Valuation allowances against certain
        development costs...........................     --    (1,046)     745
       Allowance for equity funds used during
        construction................................      50      246      364
       Other........................................    (892)     246      132
                                                     -------  -------  -------
         Total income tax expense................... $35,739  $20,628  $28,889
                                                     =======  =======  =======

  The significant components of net deferred income tax liabilities were as follows:

                                                                December 31,
                                                              -----------------
                      Deferred Income Taxes                     1998     1997
                      ---------------------                   -------- --------
                                                               (In Thousands)
     Plant in service........................................ $154,783 $138,809
     Debt financing costs....................................    4,778    5,263
     Regulatory accounts.....................................    3,176    3,439
     Other...................................................    1,109   (1,784)
                                                              -------- --------
        Net deferred income taxes............................ $163,846 $145,727
                                                              ======== ========

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 1998, 1997 and 1996


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

  As required by the Commission's policy, in 1995, PG&E GT-NW began funding, in an interest-bearing escrow account, the SFAS No. 106 revenues collected in rates. The amount funded in 1995, net of benefit payments, totaled $2.2 million and was invested in three-month U.S. Treasury bills. When PG&E GT-NW's rates in the 1994 rate case became final, PG&E GT-NW established irrevocable trusts for the bargaining and non-bargaining unit plans to fund all benefit payments based upon a prescribed annual test period allowance of $2.1 million. To the extent actual SFAS No. 106 accruals differ from the annual funded amount, a regulatory asset or liability is established to defer the difference pending treatment in the next general rate case filing. Based upon this treatment, PG&E GT-NW had overcollected $2.5 million at December 31, 1998 and $1.1 million at December 31, 1997. The total contributions to the trust were $2.2 million in 1998 and $2.1 million in 1997. At December 31, 1998, plan assets at fair value for the bargaining and non-bargaining unit trusts were $4.6 million and $5.6 million, respectively. For both trusts, plan assets consist primarily of common stock, fixed-income securities, and cash equivalents.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 1998, 1997 and 1996


  In accordance with SFAS No. 106, PG&E GT-NW elected to amortize the estimated transition obligation at January 1, 1993, of approximately $11.2 million over 20 years beginning in 1993. The amortization in 1998, 1997 and 1996 was based upon a revised estimated transition obligation of $8.3 million.

  The assumed health care cost trend rate for participants in the health maintenance plan (HMO) is 5.0 percent for all years. The trend rate for participants in the preferred provider (PPO) and managed indemnity plans are age dependent. For participants under age 65, the trend rate is approximately
9.5 percent in 1999, trending down to an ultimate rate in 2005 of approximately 6.0 percent. For participants age 65 or older, the trend rate is approximately 8.8 percent in 1999, trending down to 6.0 percent in 2005. The effect of a one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 1998, by approximately $1.3 million and the 1998 annual aggregate service and interest costs by approximately $0.1 million.

  The following table reconciles the plans' funded status (the difference between fair value of plan assets and the related benefit obligation) to the prepaid or (accrued) cost recorded on the consolidated balance sheet:

                                          Pension Benefits    Other Benefits
                                          ------------------  ----------------
                                            1998      1997     1998     1997
                                          --------  --------  -------  -------
                                                   (In Thousands)
Change in Benefit Obligation
  Benefit obligation at January 1........ $ 34,525  $ 27,258  $11,594  $ 9,870
  Service cost...........................    1,159     1,668      246      324
  Interest cost..........................    2,450     2,028      825      728
  Plan amendments........................      --        --       --      (987)
  Actuarial loss.........................      334     4,092      293    1,659
  Benefits paid..........................   (2,063)     (521)    (678)     --
                                          --------  --------  -------  -------
    Benefit obligation at December 31.... $ 36,405  $ 34,525  $12,280  $11,594
                                          ========  ========  =======  =======
Change in Plan Assets
  Fair value of plan assets at January
   1..................................... $ 39,653  $ 32,379  $ 7,051  $ 4,123
  Actual return on plan assets...........    5,657     6,812    1,602      764
  Company contribution...................      --      1,104    2,174    2,164
  Plan participant contribution..........      --        --        65      --
  Expenses paid..........................     (117)     (121)     --       --
  Benefits paid..........................   (2,063)     (521)    (678)     --
                                          --------  --------  -------  -------
    Fair value of plan assets at December
     31.................................. $ 43,130  $ 39,653  $10,214  $ 7,051
                                          ========  ========  =======  =======
Plan Assets in Excess of Benefit
 Obligation
  Funded status of plan at December 31... $  6,725  $  5,128  $(2,066) $(4,543)
  Unrecognized actuarial gain............  (13,155)  (12,169)  (3,911)  (3,412)
  Unrecognized prior service cost........      222       242      --       --
  Unrecognized net transition
   obligation............................      360       425    5,865    6,284
                                          --------  --------  -------  -------
    Accrued benefit liability............ $ (5,848) $ (6,374) $  (112) $(1,671)
                                          ========  ========  =======  =======

  Net benefit cost (income) was as follows:

                                 Pension Benefits          Other Benefits
                              -------------------------  ---------------------
                               1998     1997     1996    1998    1997    1996
                              -------  -------  -------  -----  ------  ------
                                            (In Thousands)
Components of Net Periodic
 Benefit Cost
  Service cost for benefits
   earned.................... $ 1,159  $ 1,668  $ 1,583  $ 246  $  324  $  346
  Interest cost..............   2,450    2,028    1,827    825     728     691
  Expected return on plan
   assets....................  (3,526)  (2,896)  (2,522)  (662)   (402)     (1)
  Prior service cost
   amortization..............      20       22       22    --      --      --
  Actuarial loss (gain)
   recognized................    (694)    (496)    (328)  (212)   (265)   (168)
  Transition amount
   amortization..............      65       71       71    419     462     461
                              -------  -------  -------  -----  ------  ------
    Net periodic cost
     (income)................    (526)     397      653    616     847   1,329
  Curtailment loss...........     --        59      --     --    1,029     --
  Cost of special termination
   benefits..................     --     2,472      --     --      --      --
                              -------  -------  -------  -----  ------  ------
    Total net benefit cost
     (income)................ $  (526) $ 2,928  $   653  $ 616  $1,876  $1,329
                              =======  =======  =======  =====  ======  ======

  The following actuarial assumptions were used in determining the plans' funded status and net benefit cost (income). Year end assumptions are used to compute funded status, while prior year end assumptions are used to compute net benefit cost (income).

                                                                       Other
                                                 Pension Benefits    Benefits
                                                 ------------------  ----------
                                                   1998      1997    1998  1997
                                                 --------  --------  ----  ----
Assumptions as of December 31
  Discount rate.................................     7.00%     7.50% 7.00% 7.50%
  Expected rate of return on plan assets........     9.00%     9.00% 8.00% 8.00%
  Rate of future compensation increase..........     5.00%     5.00% 2.93% 3.08%

  Savings Fund Plan -- PG&E GT-NW provides a defined contribution pension plan to which employees with at least six months to one year of service may make contributions of up to 15 percent of their covered compensation on a pretax or after-tax basis. These contributions, up to a maximum of 6 percent of covered compensation, are eligible for matching by PG&E GT-NW contributions at specified rates. The cost of PG&E GT-NW's contributions was charged to expense and to plant in service, and totaled $0.5 million, $0.7 million, and $0.6 million for 1998, 1997, and 1996, respectively.

Note 7: Workforce Management Program

  In the fourth quarter of 1997, the Company announced a Workforce Management Program (WMP) to reduce costs through a combination of a Voluntary Retirement Incentive (VRI) plan, voluntary severance, involuntary severance, and attrition. The majority of the reductions occurred through VRI for employees 49 years of age with at least 5 years of service, or employees 55 years of age or over. The VRI package provided additional age and service credits towards retirement benefits. The Company also has a Severance Benefit Plan which provided additional compensation based upon service credit to employees who were involuntarily severed.

  In 1997, PG&E GT-NW expensed $5.0 million for the WMP. These costs included actuarially determined incremental pension and postretirement benefits for medical and life insurance premiums, severance payments, professional fees including outplacement services and lease termination costs. The effects of the workforce reductions are reflected in the pension and postretirement benefits other than pension costs in Note 6, "Employee Benefit Plans," above. There were no expenses associated with the WMP in 1998.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 1998, 1997 and 1996

Note 8: Commitments and Contingencies

  Operating Lease Commitments -- Operating lease expense amounted to $0.3 million in 1998, $1.3 million in 1997, and $0.8 million in 1996. Future minimum payments for operating leases are:

                                                                       Future
     Years Ending December 31,                                       Commitments
     -------------------------                                       -----------
                                                                     (Dollars in
                                                                     Thousands)
      1999..........................................................    $163
      2000..........................................................     164
      2001..........................................................     165
      2002..........................................................     138
      2003..........................................................      28
      Thereafter....................................................     262
                                                                        ----
       Total future commitments.....................................    $920
                                                                        ====

  1994 Rate Case -- In September 1996, the FERC approved, without modification, the proposed settlement of PG&E GT-NW's rate case. The rate case was initially filed on February 28, 1994, while the proposed settlement was filed with the FERC on March 21, 1996. In March and June 1998, the FERC denied requests by several shippers for rehearing and reaffirmed its approval of the settlement. In May 1998, three shippers petitioned for judicial review of the FERC orders by the United States Court of Appeals for the District of Columbia Circuit. Oral argument is scheduled for October 1999. In the event the settlement were to be modified as a result of an appeal, PG&E GT-NW would be required to implement the results as ordered by the court or to seek review at the United States Supreme Court.

  Legal Matters -- In the normal course of business, the Company is named as a party in a number of claims and lawsuits. In the past, substantially all of these have been litigated or settled with no significant impact on either the Company's results of operations or financial position.

                     Quarterly Consolidated Financial Data
                               for 1998 and 1997
                                  (Unaudited)

                                                Quarter Ended
                                   ------------------------------------------
                                                      Sept.
                                   Mar. 31  June 30    30    Dec. 31  Total
                                   -------  -------  ------- ------- --------
                                                (In thousands)
1998
Operating Revenues................ $60,905  $57,203  $58,403 $58,741 $235,252
Operating Income..................  36,691   34,165   33,335  31,395  135,586
Net Income........................ $15,751  $14,447  $15,731 $14,353 $ 60,282

1997
Operating Revenues................ $61,353  $57,177  $61,346 $60,290 $240,166
Operating Income..................  33,205   32,551   34,229  24,814  124,799
Income from Continuing
 Operations.......................   9,550   11,093   11,248  10,179   42,070
Income (Loss) from Discontinued
 Operations, Net..................    (579)  (7,165)     --      --    (7,744)
Net Income........................ $ 8,971  $ 3,928  $11,248 $10,179 $ 34,326

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Information responding to Item 9 has been previously reported by PG&E GT-NW in a Current Report on Form 8-K dated February 17, 1999 and filed on February 24, 1999.

  On February 17, 1999, the Board of Directors of PG&E Corporation selected Deloitte and Touche LLP, as the independent public accountants to examine the financial statements of PG&E Corporation and its subsidiaries, including PG&E GT-NW, for fiscal year 1999.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements

    1. The following Financial Statements are filed herewith as part of Item 8, Financial Statements and Supplementary Data:

            Statements of Consolidated Income for each of the three years ended December 31, 1998, 1997 and 1996

            Consolidated Balance Sheets as of December 31, 1998 and 1997

            Statements of Consolidated Common Stock Equity for each of the three years ended December 31, 1998, 1997 and 1996

            Statements of Consolidated Cash Flows for each of the three years ended December 31, 1998, 1997 and 1996

            Notes to Consolidated Financial Statements

            Quarterly Consolidated Financial Data for 1998 and 1997
            (Unaudited)

    2. Report of Independent Public Accountants

  (b) Exhibits required to be filed by Item 601 of Regulation S-K:

   No.                               Description
   ----                              -----------
    3.1 Restated Articles of Incorporation of Pacific Gas Transmission
         Company (PGT) effective January 1, 1998, (incorporated by reference to PG&E GT-NW's Current Report on Form 8-K dated January 1, 1998 as filed on January 14, 1998 (File No. 0-25842), Exhibit 3.1).

    3.2 By-Laws of PG&E Gas Transmission, Northwest Corporation as amended
         February 12, 1998 (filed herewith).

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

   10.3 Credit Agreement among Pacific Gas Transmission Company and the
         Banks, Co-Agents and Agent named therein, dated as of May 31, 1995
         (incorporated by reference to PGT's Current Report on Form 8-K dated
         June 21, 1995 (File No. 0-25842), Exhibit 4.4).


   No.                              Description
   ----                             -----------
   10.4 First Amendment to Credit Agreement among Pacific Gas Transmission
         Company and the Banks, Co-Agents and Agent named therein, dated as of September 14, 1995 (incorporated by reference to PGT's 10-K for fiscal year 1995 (File No. 0-25842), Exhibit 10.19).

   10.5 Second Amendment to Credit Agreement among Pacific Gas Transmission
         Company and the Banks, Co-Agents and Agent named therein, dated as of December 24, 1996 (incorporated by reference to PGT's 10-K for fiscal year 1996 (File No. 0-25842), Exhibit 10.19).

   10.6 Pacific Gas Transmission Company Retirement Plan applicable to management employees, effective July 1, 1995 (incorporated by reference to PGT's 10-K for fiscal year 1995 (File No. 0-25842),
         Exhibit 10.20).

   10.7 Appendix H, an amendment to the Pacific Gas Transmission Company
         Retirement Plan applicable to management employees, effective
         November 13, 1997 (incorporated by reference to PG&E GT-NW's 10-K for fiscal year 1997 (File No. 0-25842), Exhibit 10.15).

   12   Computation of Ratio of Earnings to Fixed Charges (filed herewith).

   21   Since PG&E GT-NW meets the conditions set forth in General
         Instruction (I) (1) (a) and (b) of Form 10-K, this information is omitted.

   23   Consent of Arthur Andersen LLP (filed herewith).

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

  (c) Reports on Form 8-K

    Reports on Form 8-K during the quarter ended December 31, 1998 and through the date hereof:

     1. February 24, 1999

      Item 4. Changes in Registrant's Certifying Accountant

      Item 7. Financial Statements and Exhibits

                 --Letter re change in certifying accountant

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Portland, County of Multnomah, Oregon, on the 29th day of March, 1999.

                                          PG&E GAS TRANSMISSION, NORTHWEST
                                           CORPORATION
                                           (Registrant)

                                                  /s/ MICHAEL C. DOTTEN
                                          By: _________________________________
                                            (Michael C. Dotten, Attorney-in-
                                                          Fact)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                          Title                   Date
          ---------                          -----                   ----
A. Principal Executive Officer
        THOMAS B. KING          President and Chief Operating   March 29, 1999
                                 Officer
B. Principal Financial and
 Accounting Officer
    STANLEY C. KARCZEWSKI       Vice President of Finance and   March 29, 1999
                                 Controller and Chief Financial
                                 Officer
C. Directors
        THOMAS B. KING          Chairman of the Board           March 29, 1999
     BRUCE R. WORTHINGTON       Director                        March 29, 1999
         M.E. RESCOE            Director                        March 29, 1999

        /s/ MICHAEL C. DOTTEN
By: _________________________________
  (Michael C. Dotten, Attorney-in-
                Fact)