Form 10-Q
period 1999-03-31
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 1999-05-17
CIK 75491

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1999.

1,000 shares of common stock no par value. (All shares are owned by PG&E Gas Transmission Corporation.)

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H) (1) (A) AND
   (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED
                              DISCLOSURE FORMAT.

TABLE OF CONTENTS
-----------------
PART I.  FINANCIAL INFORMATION                                         Page
------------------------------

Item 1.    Consolidated Financial Statements

               Statements of Consolidated Income                         1

               Consolidated Balance Sheets                               2

               Statements of Consolidated Common Stock Equity            4

               Statements of Consolidated Cash Flows                     5

               Notes to Consolidated Financial Statements

                         Note 1.  Basis of Presentation                  6

                         Note 2.  Contingencies                          6

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                 7

PART II.  OTHER INFORMATION
-----------------------------

Item 6.    Exhibits and Reports on Form 8-K                             13

Signatures                                                              14

FINANCIAL INFORMATION
---------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------


STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)


----------------------------------------------------------------------------------------------------------------------------
                                                                                                    THREE MONTHS ENDED
                                                                                                         MARCH 31,
(IN THOUSANDS)                                                                                     1999              1998
----------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
Gas transportation                                                                          $       44,472      $     47,818
Gas transportation for affiliates                                                                   13,021            12,944
Other                                                                                                  143               143
----------------------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING REVENUES                                                                       57,636            60,905
----------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Administrative and general                                                                           8,990             7,778
Operations and maintenance                                                                           4,404             3,559
Depreciation and amortization                                                                       10,160             9,792
Property and other taxes                                                                             2,851             3,085
----------------------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING EXPENSES                                                                       26,405            24,214
----------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                                    31,231            36,691

OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during construction                                                    370               139
Interest income                                                                                         50                93
Other - net                                                                                           (197)             (106)
----------------------------------------------------------------------------------------------------------------------------
     TOTAL OTHER INCOME AND (INCOME DEDUCTIONS)                                                        223               126
----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on long-term debt                                                                          10,297            10,633
Allowance for borrowed funds used during construction                                                 (378)             (138)
Other interest charges                                                                                 329               370
----------------------------------------------------------------------------------------------------------------------------
     NET INTEREST EXPENSE                                                                           10,248            10,865
----------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                          21,206            25,952

INCOME TAX EXPENSE                                                                                   8,097            10,201
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                          13,109            15,751
----------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME, NET OF TAX                                                                   -                 -
----------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                                        $       13,109      $     15,751
----------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------------
                                                                                  MARCH 31,           DECEMBER 31,
(IN THOUSANDS)                                                                      1999                  1998
------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT, AND EQUIPMENT:
Property, plant and equipment in service                                    $       1,501,465         $    1,500,085
Accumulated depreciation and amortization                                            (489,852)              (479,824)
------------------------------------------------------------------------------------------------------------------------
  Net plant in service                                                              1,011,613              1,020,261
Construction work in progress                                                          46,037                 37,772
------------------------------------------------------------------------------------------------------------------------
     TOTAL PROPERTY, PLANT & EQUIPMENT - NET                                        1,057,650              1,058,033
------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                                                               2,555                  1,080
Accounts receivable - gas transportation                                               15,085                 15,952
Accounts receivable  - fuel balancing accounts and other                                8,946                 10,175
Inventories (at average cost)                                                           9,126                  7,950
Prepayments and other current assets                                                    2,160                  3,545
------------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                              37,872                 38,702
------------------------------------------------------------------------------------------------------------------------

DEFERRED CHARGES:
Income tax related regulatory asset                                                    25,459                 25,400
Deferred charge on reacquired debt                                                     12,148                 12,449
Unamortized debt expense                                                                3,528                  3,625
Regulatory assets                                                                       5,624                  5,744
Other                                                                                     117                  1,105
------------------------------------------------------------------------------------------------------------------------
     TOTAL DEFERRED CHARGES                                                            46,876                 48,323
------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                $       1,142,398         $    1,145,058
------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
                                                                                     MARCH 31, 1999        December 31, 1998
(IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION:
Common stock - no par value, 1,000 shares authorized,
     issued and outstanding                                                    $              85,474  $               85,474
Additional paid-in capital                                                                   192,717                 192,717
Reinvested earnings                                                                           66,927                  68,818
----------------------------------------------------------------------------------------------------------------------------
     Total common stock equity                                                               345,118                 347,009
Long-term debt                                                                               578,674                 587,979
----------------------------------------------------------------------------------------------------------------------------
     TOTAL CAPITALIZATION                                                                    923,792                 934,988
----------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
Long-term debt - current portion                                                                 464                     456
Accounts payable                                                                              14,368                  18,016
Accounts payable - affiliated companies                                                        5,751                   3,187
Accrued interest                                                                              10,158                   4,095
Accrued liabilities                                                                            8,441                   9,466
Accrued taxes                                                                                  1,628                     779
----------------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                                40,810                  35,999
----------------------------------------------------------------------------------------------------------------------------

DEFERRED CREDITS:
Deferred income taxes                                                                        167,694                 163,846
Other                                                                                         10,102                  10,225
----------------------------------------------------------------------------------------------------------------------------
     TOTAL DEFERRED CREDITS                                                                  177,796                 174,071
----------------------------------------------------------------------------------------------------------------------------

CONTINGENCIES (SEE NOTE 2)                                                                         -                       -
----------------------------------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES                                           $           1,142,398  $            1,145,058
----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


-------------------------------------------------------------------------------------------------------------------------------

STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY
(UNAUDITED)

                                                                                                    THREE MONTHS ENDED
                                                                                                         MARCH 31,
(In Thousands)                                                                                   1999                 1998
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                                                         $           347,009     $        431,727
      Comprehensive income:
            Net income                                                                              13,109               15,751
     Dividend paid to parent company                                                               (15,000)            (110,000)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                                               $           345,118     $        337,478
-------------------------------------------------------------------------------------------------------------------------------

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


-------------------------------------------------------------------------------------------------------------------------

STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                                                                               THREE MONTHS ENDED
                                                                                                     MARCH 31,
(IN THOUSANDS)                                                                               1999                1998
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $          13,109   $          15,751
Adjustments to reconcile net income to net cash provided by
  Operating activities:
        Depreciation and amortization                                                          10,440              10,647
        Deferred income taxes                                                                   3,848               3,939
        Allowance for equity funds used during construction                                      (370)               (139)
Changes in operating assets and liabilities:
        Accounts receivable                                                                     2,096                (312)
        Accounts payable and other accrued liabilities                                          1,390              (2,277)
        Accounts payable to affiliates                                                          2,564               7,562
        Accrued taxes                                                                             849                 999
        Other working capital                                                                     217               1,207
Other - net                                                                                     1,468                 570
-------------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                            35,611              37,947
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                                                                      (9,461)             (3,742)
Allowance for borrowed funds used during construction                                            (378)               (138)
-------------------------------------------------------------------------------------------------------------------------
          NET CASH USED IN INVESTING ACTIVITIES                                                (9,839)             (3,880)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                                                    (9,297)            (22,000)
Long-term debt issued, net of issuance costs                                                        -              49,793
Dividend paid to parent                                                                       (15,000)           (110,000)
-------------------------------------------------------------------------------------------------------------------------
          NET CASH USED IN FINANCING ACTIVITIES                                               (24,297)            (82,207)
-------------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         1,475             (48,140)

CASH AND CASH EQUIVALENTS AT JANUARY 1                                                          1,080              48,249
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT MARCH  31                                              $           2,555   $             109
-------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
Cash paid for (received from):
          Interest                                                                  $           3,759   $           4,271
          Income taxes                                                              $               -   $             550
-------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE 1:  BASIS OF PRESENTATION
------------------------------

  PG&E Gas Transmission, Northwest Corporation (PG&E GT-NW), incorporated in California in 1957, is affiliated with, but is not the same company as, Pacific Gas and Electric Company, the gas and electric company serving Northern and Central California. PG&E Corporation is the ultimate corporate parent for both PG&E GT-NW and Pacific Gas and Electric Company.

  The accompanying unaudited consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for PG&E GT-NW and its wholly owned subsidiaries.

  PG&E GT-NW and its subsidiaries are collectively referred to herein as the "Company." This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in
Item 8, Financial Statements and Supplementary Data, in the Company's Form 10-K for the fiscal year ended December 31, 1998.

  In the opinion of management, the accompanying statements reflect all adjustments necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. Subsidiary intercompany accounts and transactions have been eliminated. Prior year's amounts in the consolidated financial statements have been reclassified where necessary to conform to the 1999 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------


GENERAL
-------

  The unaudited consolidated financial statements include PG&E Gas Transmission, Northwest Corporation (PG&E GT-NW) and its wholly owned subsidiaries.

  PG&E GT-NW and its subsidiaries are collectively referred to herein as the "Company." This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in
Item 8, Financial Statements and Supplementary Data in the Company's Form 10-K for the fiscal year ended December 31, 1998.

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

CHANGING REGULATORY ENVIRONMENT
-------------------------------

  During 1997 and 1998, the FERC issued several orders to standardize communications and practices of pipelines. In April 1998, the FERC issued Order 587-G which sets standards for electronic communication, nomination, and imbalance procedures. In May 1998, many companies, including PG&E GT-NW, filed for rehearing of certain aspects of Order 587-G. The order proposes, among other items, that all business transactions be conducted on the public Internet. Pipeline companies need to develop connections using internet tools, directory services, and communication protocols to provide non-discriminatory access to all electronic information. In September 1998, the Commission issued an order on rehearing clarifying certain aspects of Order 587-G and deferring the date for processing transactions over the Internet from June 1999 to June 2000. The Commission also required pipeline companies to offer four opportunities to schedule gas within a gas day and to provide firm shippers priority over interruptible shippers for intra-day nominations.

  In July 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) to promote competition in the short-term market and a Notice of Inquiry (NOI) on long-term rates to mitigate pipeline market power. Features of the NOPR include removal of the price cap for short-term services, auctions and negotiated terms, and conditions of service. Comments on the NOPR were due in April 1999, and a final rule is expected by mid-year. The NOI maintains the cost cap on long-term services and evaluates indexing and performance based rates.

  These regulatory initiatives are not expected to have a material impact on PG&E GT-NW's financial position, liquidity or results of operations in the foreseeable future.

ACCOUNTING FOR THE EFFECTS OF REGULATION
----------------------------------------

  PG&E GT-NW currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, PG&E GT-NW has accumulated approximately $45.1 million of regulatory assets, net of related reserves, as of March 31, 1999.

RESULTS OF OPERATIONS
---------------------

  Selected operating results and other data are as follows:

                                                             THREE MONTHS ENDED MARCH
                                                                       31,
                                                              1999             1998
                                                          ----------      ------------
                                                                  (In Millions)
Operating revenues                                      $        57.6  $          60.9
Operating expenses                                               26.4             24.2
                                                          -----------      -----------
   Operating income                                              31.2             36.7
Other income and (income deductions)                               .2               .1
Net interest expense                                             10.2             10.9
                                                          -----------      -----------
   Income before taxes                                           21.2             25.9
Income tax expense                                                8.1             10.2
                                                          -----------      -----------
   Net Income                                                    13.1             15.7
                                                          ===========      ===========


  NET INCOME - Income for the three months ended March 31, 1999, decreased $2.6 million compared to the same period in 1998. The decrease in the 1999 period was primarily the result of lower operating revenues and higher operating expenses, partially offset by lower interest expense.

  OPERATING REVENUES - Operating revenues for the three months ended March 31, 1999, decreased $3.3 million compared to the same period in 1998. The decrease was due to lower short-term firm and interruptible service, partially offset by revenues generated from the 1998 expansion, which went into service on November 1, 1998.

  OPERATING EXPENSES - The components of total operating expenses are as follows:


                                                             THREE MONTHS ENDED MARCH
                                                                       31,
                                                              1999             1998
                                                          -----------      -----------
                                                                  (In Millions)
Administrative and general                              $         9.0  $           7.8
Operations and maintenance                                        4.4              3.5
Depreciation and amortization                                    10.2              9.8
Property and other taxes                                          2.8              3.1
                                                          -----------      -----------
    Total operating expenses                            $        26.4  $          24.2
                                                          ===========      ===========


  For the three months ended March 31, 1999, compared with the same period in 1998, operating expenses increased $2.2 million. The increase reflects severance costs and higher maintenance of compressor units.

  INTEREST EXPENSE - Interest on PG&E GT-NW's long-term debt was approximately $10.2 million for the three month period ended March 31, 1999 and $10.6 million for the same period in 1998. For the three months ended March 31, 1999 and 1998, the average interest rate was approximately 7.2 percent and 7.3 percent, respectively, while the average balance of long-term debt outstanding was $578 million and $591 million, respectively.

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

  NET CASH PROVIDED BY OPERATING ACTIVITIES - For the three months ended March 31, 1999, net cash provided by operating activities was $35.6 million, compared with $37.9 million for the same period in 1998. The $2.3 million decrease was primarily due to the decrease in net income.

  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES - For the three months ended March 31, 1999 compared to the same period in 1998, net cash used in investing activities increased $6.0 million. The increase primarily reflects higher construction expenditures in 1999.

  NET CASH USED IN FINANCING ACTIVITIES - For the three months ended March 31, 1999, cash used in financing activities was $24.3 million reflecting $15.0 million in dividends paid, and a $9.3 million net decrease in long-term debt. For the three months ended March 31, 1998, cash used in financing activities was $82.2 million resulting from a $110 million dividend offset by a net increase in debt of $27.8 million.

YEAR 2000 READINESS
-------------------

  The Year 2000 issue exists because many computer programs use only two digits to refer to a year, and were developed without considering the impact of the upcoming change in the century. If GT-NW's computer systems fail or function incorrectly due to not being made Year 2000 ready, they could directly and adversely affect the Company's ability to generate or deliver its products and services or could otherwise affect revenues, safety, or reliability for such a period of time as to lead to unrecoverable consequences.

  PG&E GT-NW's plan to address the Year 2000 issues focuses primarily on mission-critical systems whose components are categorized as in-house software, vendor software, embedded systems, and computer hardware. The four primary phases of our plan to address these systems are inventory and assessment, remediation, testing, and certification. Certification occurs when mission-critical systems are formally determined to be Year 2000 ready.

  PG&E GT-NW's Year 2000 project is generally proceeding on schedule. The following table indicates our Year 2000 progress as of May 3, 1999.

Year 2000 Readiness of Mission-Critical Items


                                         Remediation         Testing        Certification
                                          Completed         Completed         Completed
---------------------------------------------------------------------------------------------
In-house software                           100%              100%                  0%
Vendor software                             100%              100%                  0%
Embedded systems                             96%               86%                 50%
Computer hardware                           100%              100%                  0%

     Changes in company inventories, or issues uncovered in subsequent phases for an item previously reported as completed, may lead to downward adjustments in percentages from period to period. Also, the completion of these phases does not address external interdependencies that could affect the ability of the Company to be Year 2000 ready. Even after systems are certified, the Company is continuing various kinds of testing and quality assurance efforts, and may do so through the end of 1999.

  In addition to internal systems, PG&E GT-NW also depends upon external parties, including customers, suppliers, business partners, gas and electric system operators, government agencies, and financial institutions to support the functioning of its business. To the extent that any of these parties are considered mission-critical to the Company's business, and experience Year 2000 problems in their systems, the Company's mission-critical business functions may be adversely affected. To deal with this vulnerability, PG&E GT-NW has another phased approach. The primary phases for dealing with external parties are: (1) inventory, (2) action planning, (3) risk assessment, and (4) contingency planning.

  The Company has completed its inventory, action planning and risk assessment phases for mission-critical external parties. The Company expects to complete the contingency planning phase by July 1999.

  Although PG&E GT-NW expects its efforts and those of its external parties to be largely successful, the Company recognizes that with the complex interaction of today's computing and communications systems, it cannot be certain it will be completely successful. Therefore, contingency plans for Year 2000 readiness are being developed and tested throughout 1999 to address the Company's external dependencies as well as any significant schedule delays of mission-critical system work, should they occur.

  As of March 31, 1999, PG&E GT-NW estimates total costs to address Year 2000 problems to be $16.3 million. Included are systems replaced or enhanced for general business purposes and whose implementation schedules are critical to our Year 2000 readiness.

  Through March 1999, PG&E GT-NW spent approximately $11.9 million, of which $9.1 million was capitalized. Future costs to address Year 2000 issues are expected to be $4.4 million, of which $2.1 million will be capitalized. The Company does not believe that the projected cost of addressing Year 2000 issues will have a material impact on its financial position or results of operations.

  Based on PG&E GT-NW's current schedule for the completion of Year 2000 tasks, the Company expects to secure Year 2000 readiness of its mission-critical systems by the end of the third quarter of 1999. However, as our current schedule is partially dependent on the efforts of third parties, their delays and other factors which we are not able to predict, may cause our schedule to change.

  The Company believes that the most reasonably likely worst case Year 2000 scenarios that could affect the Company include localized telephone problems due to congestion, interruption of electric power supply from the smaller utilities along the pipeline, and small isolated malfunctions in the Company's computer systems that would be immediately repaired. None of these reasonably likely scenarios are expected to have a material adverse impact on the Company's financial position, results of operations, or cash flow. Nevertheless, if we, or third parties with whom we have significant business relationships, fail to achieve Year 2000 readiness of mission-critical systems, there could be a material adverse impact on the Company's financial position, results of operations, and cash flows.


NEW ACCOUNTING STANDARD
-----------------------

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

  PG&E GT-NW is currently evaluating the potential impact of Statement 133 but management does not anticipate that this pronouncement will have a material impact on the Company's earnings or financial position.

  PART II:  OTHER INFORMATION
  ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

  (a) Exhibit 27 - Financial Data Schedule for the three months ended March 31, 1999.

  (b)  Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

  (c) Reports on Form 8-K during the quarter ended March 31, 1999 and through the date hereof:

       1.   February 24, 1999
            Item 4:  Changes in Registrant's Certifying Accountant
            Item 7:  Financial Statements and Exhibits
                     - Letter regarding change in certifying accountant

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION
                 ---------------------------------------------
                                 (Registrant)



May 17, 1999       By:  /s/   STANLEY C. KARCZEWSKI
                        ----------------------------------
                        Name:   Stanley C. Karczewski
                        Title:   Vice President and Controller