Form 10-Q
period 1999-06-30
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 1999-08-16
CIK 75491

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1999
                                     OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF  THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period _______________ to ________________

                          COMMISSION FILE NO. 0-25842

                 PG&E Gas Transmission, Northwest Corporation
            (Exact name of registrant as specified in its charter)

          California                                     94-1512922
  (State or other jurisdiction of           (I.R.S. employer Identification No.)
   incorporation or organization)
  2100 SW River Parkway, Portland, OR                      97201
(Address of principal executive offices)                (Zip code)

      Registrant's telephone number, including area code:  (503) 833-4000

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class                   Name of Exchange on Which Registered
--------------------------------            ------------------------------------
  7.10% Senior Notes Due 2005                      New York Stock Exchange
7.80% Senior Debentures Due 2025                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1999.

  1000 shares of common stock no par value. (All shares are owned by PG&E Gas Transmission Corporation.)

 Registrant meets the conditions set forth in General Instruction (H) (1) (a)
       and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS
-----------------

PART I.    Financial Information                                       Page
--------------------------------

Item 1.    Consolidated Financial Statements


           Statements of Consolidated Income                              1

           Consolidated Balance Sheets                                    2

           Statements of Consolidated Common Stock Equity                 4

           Statements of Consolidated Cash Flows                          5

           Notes to Consolidated Financial Statements                     6

                 Note 1.  Basis of Presentation                           6

                 Note 2.  Contingencies                                   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      7

PART II.   Other Information
----------------------------

Item 6.    Exhibits and Reports on Form 8-K                              13

Signatures                                                               14


PART I:

FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                                 Statements of Consolidated Income
                                                            (Unaudited)

                                                            Three Months Ended June 30,      Six Months Ended June 30
(In Thousands)                                                 1999           1998            1999              1998
--------------                                            ------------------------------------------------------------

OPERATING REVENUES:
Gas transportation                                        $   39,118     $  44,759     $     83,590       $     92,577
Gas transportation for affiliates                             12,346        12,268           25,367             25,212
Other                                                            138           176              281                319
                                                          ------------------------------------------------------------
     Total operating revenues                                 51,602        57,203          109,238            118,108
                                                          ------------------------------------------------------------
OPERATING EXPENSES:
Administrative and general                                     4,023         6,280           13,013             14,058
Operations and maintenance                                     5,332         4,087            9,736              7,646
Depreciation and amortization                                 10,233         9,822           20,393             19,614
Property and other taxes                                       2,799         2,849            5,650              5,934
                                                          ------------------------------------------------------------
     Total operating expenses                                 22,387        23,038           48,792             47,252
                                                          ------------------------------------------------------------
OPERATING INCOME                                              29,215        34,165           60,446             70,856
                                                          ------------------------------------------------------------
OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during construction              322           174              692                313
Interest income                                                   31            44               82                137
Other  net                                                      (223)          (93)            (419)              (199)
                                                          ------------------------------------------------------------
     Total other income and (income deductions)                  130           125              355                251
                                                          ------------------------------------------------------------
INTEREST EXPENSE:
Interest on long-term debt                                    10,275        10,570           20,572             21,203
Allowance for borrowed funds used during construction           (323)         (183)            (701)              (321)
Other interest charges                                           324           363              653                733
                                                          ------------------------------------------------------------
     Net interest expense                                     10,276        10,750           20,524             21,615
                                                          ------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                    19,069        23,540           40,277             49,492

INCOME TAX EXPENSE                                             7,300         9,093           15,397             19,294
                                                          ------------------------------------------------------------
NET INCOME                                                    11,769        14,447           24,880             30,198
                                                          ------------------------------------------------------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
                                                          ------------------------------------------------------------
COMPREHENSIVE INCOME                                      $   11,769     $  14,447     $     24,880       $     30,198
                                                          ------------------------------------------------------------

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                               Consolidated Balance Sheets
                                                       (Unaudited)

                                                         ASSETS

                                                                             June 30,             December 31,
(In Thousands)                                                                 1999                  1998
--------------                                                            --------------------------------------

PROPERTY, PLANT, and EQUIPMENT:
Property, plant and equipment in service                                  $    1,526,234         $     1,500,085
Accumulated depreciation                                                        (499,783)               (479,824)
                                                                          --------------------------------------
  Net plant in service                                                         1,026,451               1,020,261
Construction work in progress                                                     29,050                  37,772
                                                                          --------------------------------------
     Total property, plant & equipment - net                                   1,055,501               1,058,033
                                                                          --------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                                                             49                   1,080
Accounts receivable - gas transportation                                          14,244                  15,952
Accounts receivable - fuel balancing accounts and other                            9,052                  10,175
Inventories (at average cost)                                                      9,250                   7,950
Prepayments and other current assets                                                 904                   3,545
                                                                          --------------------------------------
     Total current assets                                                         33,499                  38,702
                                                                          --------------------------------------

DEFERRED CHARGES:
Income tax related                                                                25,492                  25,400
Deferred charge on reacquired debt                                                11,847                  12,449
Unamortized debt expense                                                           3,431                   3,625
Other regulatory assets                                                            5,504                   5,744
Other                                                                                250                   1,105
                                                                          --------------------------------------
     Total deferred charges                                                       46,524                  48,323
                                                                          --------------------------------------
TOTAL ASSETS                                                              $    1,135,524         $     1,145,058
                                                                          --------------------------------------

       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                Consolidated Balance Sheets
                                                        (Unaudited)

                                               CAPITALIZATION AND LIABILITIES

                                                                   June 30,      December 31,
(In Thousands)                                                      1999            1998
--------------                                                 --------------------------------

CAPITALIZATION:
Common stock - no par value, 1,000 shares authorized,
     issued and outstanding                                      $    85,474     $     85,474
Additional paid-in capital                                           192,717          192,717
Reinvested earnings                                                   63,698           68,818
                                                                 ----------------------------
     Total common stock equity                                       341,889          347,009
Long-term debt                                                       579,779          587,979
                                                                 ----------------------------
     Total capitalization                                            921,668          934,988
                                                                 ----------------------------

CURRENT LIABILITIES:
Long-term debt  current portion                                          475              456
Accounts payable                                                      14,336           18,016
Accounts payable - affiliated companies                                1,794            3,187
Accrued interest                                                       3,961            4,095
Accrued liabilities                                                    8,702            9,466
Accrued taxes                                                          2,670              779
                                                                 ----------------------------
     Total current liabilities                                        31,938           35,999
                                                                 ----------------------------

DEFERRED CREDITS:
Deferred income taxes                                                171,468          163,846
Other                                                                 10,450           10,225
                                                                 ----------------------------
     Total deferred credits                                          181,918          174,071
                                                                 ----------------------------

CONTINGENCIES (see Note 2)                                                -                -
                                                                 ----------------------------
TOTAL CAPITALIZATION AND LIABILITIES                             $ 1,135,524     $  1,145,058
                                                                 ----------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

-------------------------------------------------------------------------------------------------------------------------------

                                         Statements of Consolidated Common Stock Equity
                                                          (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Six Months Ended
                                                                                                       June 30,
-------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                                 1999                 1998
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                                                         $       347,009        $     431,727
     Comprehensive income
            Net income                                                                          24,880               30,198
            Other comprehensive income                                                              --                   --
     Dividend paid to parent company                                                           (30,000)            (115,000)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                                               $       341,889        $     346,925
-------------------------------------------------------------------------------------------------------------------------------

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                          Statements of Consolidated Cash Flows
                                                       (Unaudited)
                                                                                               Six Month
                                                                                                 Ended
                                                                                                June 30,
(In Thousands)                                                                            1999         1998
--------------                                                                        ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                      $  24,880   $  30,198
Adjustments to reconcile net income to net cash provided by
  operating activities:
        Depreciation and amortization                                                     22,048      21,338
        Discontinued operations                                                                -           -
        Deferred income taxes                                                              7,622       7,785
        Allowance for equity funds used during construction                                 (692)       (313)
Changes in operating assets and liabilities:
        Accounts receivable                                                                2,831       1,309
        Accounts payable  affiliated companies                                            (1,393)      1,323
        Accounts payable and other accrued liabilities                                    (4,578)     (4,350)
        Accrued taxes                                                                      1,891          56
        Other working capital                                                              1,341         317
Other  net                                                                                 1,228         419
                                                                                         -------------------
          Net cash provided by operating activities                                       55,178      58,082
                                                                                         -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment expenditures                                                                        -           -
Construction expenditures                                                                (17,181)    (22,065)
Allowance for borrowed funds used during construction                                       (701)       (321)
                                                                                         -------------------
          Net cash used in investing activities                                          (17,882)    (22,386)
                                                                                         -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Issuance (Repayment) of long-term debt                                                (8,327)     32,866
Dividend paid to parent                                                                  (30,000)   (115,000)
                                                                                         -------------------
          Net cash used in financing activities                                          (38,327)    (82,134)
                                                                                         -------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (1,031)    (46,438)

CASH AND CASH EQUIVALENTS AT JANUARY 1                                                     1,080      48,249
                                                                                         -------------------
CASH AND CASH EQUIVALENTS AT JUNE 30                                                    $     49   $   1,811
                                                                                         -------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
Cash paid for (received from):
          Interest                                                                     $  22,778   $  20,797
          Income taxes                                                                 $   6,438   $  11,409
                                                                                       ---------------------

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


GENERAL

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

  In July 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) to promote competition in the short-term market and a Notice of Inquiry (NOI) on long-term rates to mitigate pipeline market power. Features of the NOPR include removal of the price cap for short-term services, auctions and negotiated terms, and conditions of service. Comments on the NOPR were due in April 1999, and the Commission has taken no action to date. The NOI maintains the cost cap on long-term services and evaluates indexing and performance based rates.

  These regulatory initiatives are not expected to have a material impact on PG&E GT-NW's financial position, liquidity or results of operations in the foreseeable future.

ACCOUNTING FOR THE EFFECTS OF REGULATION

  PG&E GT-NW currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, PG&E GT-NW has accumulated approximately $45.4 million of regulatory assets net of related reserves as of June 30, 1999.

RESULTS OF OPERATIONS

  Selected operating results and other data are as follows:

                                                               Three Months Ended              Six Months Ended
                                                                   June 30,                         June 30,
                                                               1999             1998            1999           1998
                                                          -----------      -----------     ----------     -----------
                                                                  (In Millions)                   (In Millions)
Operating revenues                                      $        51.6      $      57.2     $    109.2     $     118.1
Operating expenses                                               22.4             23.0           48.8            47.3
                                                          -----------      -----------     ----------     -----------
   Operating income                                              29.2             34.2           60.4            70.8
Other income and (income deductions)                               .2               .1             .4              .3
Net interest expense                                             10.3             10.8           20.5            21.6
                                                          -----------      -----------     ----------     -----------
   Income before taxes                                           19.1             23.5           40.3            49.5
Income tax expense                                                7.3              9.1           15.4            19.3
                                                          -----------      -----------
   Net Income                                                    11.8             14.4           24.9            30.2
                                                          ===========      ===========     ==========     ===========


  Net Income - Income for the three and six month periods ended June 30, 1999, decreased $2.6 million and $5.3 million, respectively, compared to the same periods in 1998. The decreases in the 1999 periods were primarily the result of lower operating revenues.

  Operating Revenues - Operating revenues for the three and six month periods ended June 30, 1999, decreased $5.6 million and $8.9 million, respectively, compared to the same periods in 1998. The decreases were due to lower short-term firm and interruptible service, partially offset by revenues generated from the 1998 expansion, which went into service on November 1, 1998. Additionally, the decreases reflected lower Gas Research Institute (GRI) surcharges resulting from a refund of $3.9 million in May 1999. This decrease is offset by a corresponding decrease in Administrative and General Expenses for GRI costs.

  Operating Expenses - The components of total operating expenses are as follows:


                                                              Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                              1999             1998            1999           1998
                                                          -----------      -----------     ----------     -----------
                                                                  (In Millions)                   (In Millions)
Administrative and general                              $         4.0      $       6.3     $     13.0     $      14.1
Operations and maintenance                                        5.4              4.1            9.7             7.7
Depreciation and amortization                                    10.2              9.8           20.4            19.6
Property and other taxes                                          2.8              2.8            5.7             5.9
                                                          -----------      -----------     ----------     -----------
    Total operating expenses                            $        22.4      $      23.0     $     48.8     $      47.3
                                                          ===========      ===========     ==========     ===========


  For the three and six month periods ended June 30, 1999, compared with the same periods in 1998, operating expenses decreased $0.6 million and increased $1.5 million, respectively. The decrease in the three-month period reflects decreased Gas Research Institute surcharges, for which there is a corresponding decrease in Transportation Revenue, somewhat offset by higher maintenance of compressor units. The increase in the six month period reflects severance costs and higher maintenance of compressor units.

  Interest Expense - Interest expense for the three and six month periods ended June 30, 1999, decreased $0.5 million and $1.1 million, respectively, compared to the same periods in 1998. For the three months ended June 30, 1999 and 1998, the average interest rate was approximately 7.2 percent and 7.3 percent, respectively, while the average balance of long-term debt (excluding capital lease obligations) outstanding was $570 million and $581 million, respectively. For the six months ended June 30, 1999 and 1998, the average interest rate was approximately 7.2 percent and 7.3 percent, respectively, while the average balance of long-term debt (excluding capital lease obligations) outstanding was $574 million and $586 million, respectively.

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

  Net Cash Provided by Operating Activities - For the six months ended June 30, 1999, net cash provided by operating activities was $55.2 million, compared with $58.1 million for the same period in 1998. The $2.9 million decrease was primarily due to the decrease in net income.

  Net Cash Used in Investing Activities - For the six months ended June 30, 1999 compared to the same period in 1998, net cash used in investing activities decreased $4.5 million. The decrease primarily reflects lower construction expenditures in 1999.

  Net Cash Used in Financing Activities - For the six months ended June 30, 1999, cash used in financing activities was $38.3 million reflecting $30.0 million in dividends paid, and an $8.3 million net decrease in long-term debt. For the six months ended June 30, 1998, cash used in financing activities was $82.1 million resulting from a $115 million dividend offset by a net increase in debt of $32.9 million.

YEAR 2000 READINESS

  The Year 2000 issue exists because many computer programs use only two digits to refer to a year, and were developed without considering the impact of the upcoming change in the century. If PG&E GT-NW's computer systems fail or function incorrectly due to not being made Year 2000 ready, they could directly and adversely affect the Company's ability to generate or deliver its products and services or could otherwise affect revenues, safety, or reliability for such a period of time as to lead to unrecoverable consequences.

  PG&E GT-NW's plan to address the Year 2000 issues focuses primarily on mission-critical systems whose components are categorized as in-house software, vendor software, embedded systems, and computer hardware. The four primary phases of the Company's plan to address these systems are inventory and assessment, remediation, testing, and certification. Certification occurs when mission-critical systems are formally determined to be Year 2000 ready. Year 2000 ready means that a system is suitable for continued use into the year 2000. Once Year 2000 ready, additional standards and processes are imposed to prevent systems from being compromised.

  PG&E GT-NW's Year 2000 project is generally proceeding on schedule. The following table indicates the Company's Year 2000 progress as of August 9, 1999.

Year 2000 Readiness of Mission-Critical Items

                               Remediation     Testing    Certification
                                Completed     Completed     Completed
      -----------------------------------------------------------------
      In-house software            100%          100%          100%

      Vendor software              100%          100%          100%

      Embedded systems              96%           94%           53%

      Computer hardware            100%          100%          100%

  Changes in company inventories, or issues uncovered in subsequent phases for an item previously reported as completed, may lead to downward adjustments in percentages from period to period. Even after systems are certified, the Company is continuing various types of validation and quality assurance efforts, and may do so into the year 2000. The completion of these phases does not address external interdependencies that could affect the ability of the Company to be Year 20000 ready.

  In addition to internal systems, PG&E GT-NW also depends upon external parties, including customers, suppliers, business partners, gas and electric system operators, government agencies, and financial institutions to support the functioning of its business. To the extent that any of these parties are considered mission-critical to the Company's business, and experience Year 2000 problems in their systems, the Company's mission-critical business functions may be adversely affected. To address this vulnerability, PG&E GT-NW has a four phased approach for dealing with external parties: (1) inventory, (2) action planning, (3) risk assessment, and (4) contingency planning. The contingency planning process also addresses exposures that could result from failures in the Company's own essential business systems.

  The Company's contingency plans are being incorporated into its emergency plans and may include measures such as emergency back-up and recovery procedures, augmenting automated applications with manual processes, and identification of alternate suppliers. The plans will be tested in various drills throughout 1999, and updated as necessary.

  As of June 30, 1999, PG&E GT-NW estimates total costs to address Year 2000 problems to be $16.3 million. Included are systems replaced or enhanced for general business purposes and whose implementation schedules are critical to our Year 2000 readiness.

  Through June 1999, PG&E GT-NW spent approximately $13.4 million, of which $9.6 million was capitalized. Future costs to address Year 2000 issues are expected to be $2.9 million, of which $1.6 million will be capitalized. The Company does not believe that the projected cost of addressing Year 2000 issues will have a material impact on its financial position or results of operations.

  Based on PG&E GT-NW's current schedule for the completion of Year 2000 tasks, the Company expects to secure Year 2000 readiness of its mission-critical systems by the end of the third quarter of 1999. However, as the Company's current schedule is partially dependent on the efforts of third parties, their delays and other factors, which the Company is not able to predict, may cause the schedule to change.

  Although PG&E GT-NW expects its efforts and those of its external parties to be largely successful, the Company recognizes that with the complex interaction of today's computing and communications systems, it cannot be certain it will be completely successful. Accordingly, the Company has considered the most reasonably likely worst case Year 2000 scenarios that could affect the Company, and believes that they mainly involve localized telephone problems due to congestion, interruption of electric power supply from the smaller utilities along the pipeline, and small isolated malfunctions in the Company's computer systems that would be immediately repaired. None of these reasonably likely scenarios are expected to have a material adverse impact on the Company's financial position, results of operations, or cash flow. Nevertheless, if the Company, or third parties with whom it has significant business relationships, fail to achieve Year 2000 readiness of mission-critical systems, there could be a material adverse impact on the Company's financial position, results of operations, and cash flows.

NEW ACCOUNTING STANDARD

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No.133", which postponed the implementation of Statement No.
133. Statement No. 137 is required to be adopted in years beginning after June 15, 2000 but permits early adoption as of the beginning of any fiscal quarter. PG&E GT-NW expects to adopt the new Statement no later than January 1, 2001. The statement will require the recognition of all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If the derivative is an effective hedge, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or will be recognized in other comprehensive income until the hedged item is recognized in earnings.

  PG&E GT-NW is currently evaluating the potential impact of Statement 133.

  PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits:
               Exhibit 3 - By-laws as amended June 1, 1999.
               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.
               Exhibit 27 - Financial Data Schedule for the six months ended
                June 30, 1999.

  (b) Reports on Form 8-K during the quarter ended June 30, 1999 and through the date hereof:

       1.      June  11, 1999 (Form 8-K/A)
               Item 4:  Changes in Registrant's Certifying Accountant
               Item 7:  Financial Statements and Exhibits
                       - Letter regarding change in certifying accountant

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              PG&E GAS TRANSMISSION, NORTHWEST CORPORATION
              --------------------------------------------
                             (Registrant)



August 16, 1999      By:     /s/   STANLEY C. KARCZEWSKI
                             ----------------------------------
                     Name:   Stanley C. Karczewski
                     Title:  Vice President and Controller