Form 10-Q
period 1999-09-30
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 1999-11-12
CIK 75491

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999
                                      OR
[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF  THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period _______________ to ________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1999.

1,000 shares of common stock no par value. (All shares are owned by PG&E Gas Transmission Corporation.)

Registrant meets the conditions set forth in General Instruction (H) (1) (a) and
   (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS
-----------------

PART I.  Financial Information
------------------------------
                                                                         Page
Item 1.    Consolidated Financial Statements

              Statements of Consolidated Income                            1

              Consolidated Balance Sheets                                  2

              Statements of Consolidated Common Stock Equity               4

              Statements of Consolidated Cash Flows                        5

              Notes to Consolidated Financial Statements                   6

                     Note 1.  Basis of Presentation                        6

                     Note 2.  Contingencies                                6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       7

PART II.  Other Information
---------------------------

Item 6.    Exhibits and Reports on Form 8-K                                13

Signatures                                                                 14

  PART I:  FINANCIAL INFORMATION
  ------   ---------------------

  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
           ---------------------------------

--------------------------------------------------------------------------------

                       Statements of Consolidated Income
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
-----------------------------------------------------------------------------------------------------------------------
(In Thousands)                                             1999             1998            1999              1998
-----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
Gas transportation                                    $    42,279     $    45,471     $    125,869       $    138,048
Gas transportation for affiliates                          13,291          12,712           38,658             37,924
Other                                                         139             220              420                539
-----------------------------------------------------------------------------------------------------------------------
     Total operating revenues                              55,709          58,403          164,947            176,511
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Administrative and general                                  8,165           8,621           21,178             22,679
Operations and maintenance                                  4,403           3,881           14,139             11,527
Depreciation and amortization                              10,346           9,741           30,739             29,355
Property and other taxes                                    2,844           2,825            8,494              8,759
-----------------------------------------------------------------------------------------------------------------------
     Total operating expenses                              25,758          25,068           74,550             72,320
-----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                           29,951          33,335           90,397            104,191
-----------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during construction           235             417              927                730
Interest income                                                59              43              140                180
Other - net                                                 6,170           1,065            5,750                866
-----------------------------------------------------------------------------------------------------------------------
     Total other income and (income deductions)             6,464           1,525            6,817              1,776
-----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on long-term debt                                 10,447          10,704           30,979             31,907
Allowance for borrowed funds used during construction        (240)           (432)            (942)              (753)
Other interest charges                                        326             346            1,019              1,079
-----------------------------------------------------------------------------------------------------------------------
     Net interest expense                                  10,533          10,618           31,056             32,233
-----------------------------------------------------------------------------------------------------------------------
INCOME  BEFORE INCOME TAXES                                25,882          24,242           66,158             73,734

INCOME TAX EXPENSE                                          9,940           8,511           25,337             27,805

-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                 15,942          15,731           40,821             45,929
-----------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:

-----------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                  $    15,942     $    15,731     $     40,821       $     45,929
-----------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

--------------------------------------------------------------------------------

                          Consolidated Balance Sheets
                                  (Unaudited)


--------------------------------------------------------------------------------
                                    ASSETS
--------------------------------------------------------------------------------
                                                   September 30,     December 31,
(In Thousands)                                        1999              1998
----------------------------------------------------------------------------------
PROPERTY, PLANT, and EQUIPMENT:
Property, plant and equipment in service          $  1,528,441       $ 1,500,085
Accumulated depreciation                              (507,065)         (479,824)
----------------------------------------------------------------------------------
  Net plant in service                               1,021,376         1,020,261
Construction work in progress                           27,232            37,772
----------------------------------------------------------------------------------
     Total property, plant & equipment - net         1,048,608         1,058,033
----------------------------------------------------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                                2,457             1,080
Accounts receivable - gas transportation                20,320            15,480
Accounts receivable - fuel balancing and other           9,814            10,647
Inventories (at average cost)                            8,703             7,950
Prepayments and other current assets                       539             3,545
----------------------------------------------------------------------------------
     Total current assets                               41,833            38,702
----------------------------------------------------------------------------------

DEFERRED CHARGES:
Income tax related                                      25,471            25,400
Deferred charge on reacquired debt                      11,546            12,449
Unamortized debt expense                                 3,334             3,625
Other regulatory assets                                  5,385             5,744
Other                                                    1,148             1,105
----------------------------------------------------------------------------------
     Total deferred charges                             46,884            48,323
----------------------------------------------------------------------------------

TOTAL ASSETS                                      $  1,137,325       $ 1,145,058
----------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

--------------------------------------------------------------------------------

                          Consolidated Balance Sheets
                                  (Unaudited)

--------------------------------------------------------------------------------
                        CAPITALIZATION AND LIABILITIES
--------------------------------------------------------------------------------

                                                            September 30,     December 31,
(In Thousands)                                                  1999              1998
---------------------------------------------------------------------------------------------
CAPITALIZATION:
Common stock - no par value, 1,000 shares authorized,
     issued and outstanding                              $     85,474       $       85,474
Additional paid-in capital                                    192,717              192,717
Reinvested earnings                                            64,639               68,818
---------------------------------------------------------------------------------------------
     Total common stock equity                                342,830              347,009
Long-term debt                                                569,350              587,979
---------------------------------------------------------------------------------------------
     Total capitalization                                     912,180              934,988
---------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
Long-term debt - current portion                                  486                  456
Accounts payable                                               11,907               18,016
Accounts payable - affiliated companies                         5,746                3,187
Accrued interest                                               10,211                4,095
Accrued liabilities                                             8,207                9,466
Accrued taxes                                                   3,191                  779
---------------------------------------------------------------------------------------------
     Total current liabilities                                 39,748               35,999
---------------------------------------------------------------------------------------------

DEFERRED CREDITS:
Deferred income taxes                                         175,116              163,846
Other                                                          10,281               10,225
---------------------------------------------------------------------------------------------
     Total deferred credits                                   185,397              174,071
---------------------------------------------------------------------------------------------

CONTINGENCIES (see Note 2)                                          -                    -
---------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES                     $  1,137,325       $    1,145,058
---------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

---------------------------------------------------------------------------------------------------------------------

                                         Statements of Consolidated Common Stock Equity
                                                          (Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                                              Nine Months Ended
                                                                                                September 30,
---------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                            1999              1998
---------------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                                                            $ 347,009         $ 431,727
  Comprehensive income
     Net income                                                                              40,821            45,929
     Other comprehensive income                                                                   -                 -
---------------------------------------------------------------------------------------------------------------------
  Dividend paid to parent company                                                           (45,000)         (130,000)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                                                  $ 342,830         $ 347,656
---------------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------------------

                                              Statements of Consolidated Cash Flows
                                                            (Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                Nine Months Ended
                                                                                                  September 30,
------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                                  1999           1998
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                               $  40,821      $  45,929
Adjustments to reconcile net income to net cash provided by
  operating activities:
        Depreciation and amortization                                                              33,409         31,662
        Deferred income taxes                                                                      11,270         12,278
        Allowance for equity funds used during construction                                          (927)          (730)
Changes in operating assets and liabilities:
        Accounts receivable                                                                        (4,840)         1,490
        Accounts receivable/payable - affiliated companies                                          2,559            266
        Accounts receivable - fuel balancing and other                                                833         (2,840)
        Accounts payable and other accrued liabilities                                             (1,252)           574
        Accrued taxes                                                                               2,412          2,534
        Other working capital                                                                       2,253          3,756
Other - net                                                                                           302           (677)
------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                                86,840         94,242
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                                                                         (21,042)       (32,870)
Allowance for borrowed funds used during construction                                                (942)          (753)
------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                                   (21,984)       (33,623)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Issuance (Repayment) of long-term debt                                                        (18,479)        23,946
Dividend paid to parent                                                                           (45,000)      (130,000)
------------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                                   (63,479)      (106,054)
------------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                             1,377        (45,435)

CASH AND CASH EQUIVALENTS AT JANUARY 1                                                              1,080         48,249

------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                                       $   2,457      $   2,814
------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
Cash paid for (received from):
          Interest                                                                              $  23,646      $  24,578
          Income taxes                                                                          $   9,881      $  17,513
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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------


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

     In July 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) to promote competition in the short-term market and a Notice of Inquiry (NOI) on long-term rates to mitigate pipeline market power. Features of the NOPR include removal of the price cap for short-term services, auctions and negotiated terms and conditions of service. The NOI maintains the cost cap on long-term services and evaluates indexing and performance based rates. The Commission subsequently has received numerous industry comments and has held hearings, including regional hearings on gas demand, but has not taken further action. FERC also issued a Statement of Policy in September 1999 addressing certification of new interstate natural gas facilities. Among other things, this Statement of Policy has modified on a prospective basis the Commission's guidelines for evaluating the market need and pricing of new pipeline capacity.

     These regulatory initiatives are not expected to have a material impact on PG&E GT-NW's financial position, liquidity or results of operations in the foreseeable future.

ACCOUNTING FOR THE EFFECTS OF REGULATION
----------------------------------------

     PG&E GT-NW currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, PG&E GT-NW has accumulated approximately $44.0 million of regulatory assets net of related reserves as of September 30, 1999.


RESULTS OF OPERATIONS
---------------------

  Selected operating results and other data are as follows:

                                                                Three Months Ended              Nine Months Ended
                                                                  September 30,                   September 30,
                                                               1999             1998          1999            1998
                                                            ----------      -----------    ----------     -----------
                                                                  (In Millions)                   (In Millions)
Operating revenues                                          $    55.7       $      58.4    $    164.9     $     176.5
Operating expenses                                               25.8              25.1          74.5            72.4
                                                            ---------       -----------    ----------     -----------
   Operating income                                              29.9              33.3          90.4           104.1
Other income and (income deductions)                              6.5               1.5           6.8             1.8
Net interest expense                                             10.5              10.6          31.1            32.2
                                                            ---------       -----------    ----------     -----------
   Income before taxes                                           25.9              24.2          66.1            73.7
Income tax expense                                                9.9               8.5          25.3            27.8
                                                            ---------       -----------    ----------     -----------
   Net Income                                                    16.0              15.7          40.8            45.9
                                                            =========       ===========    ==========     ===========


     Net Income - Income for the three and nine-month periods ended September 30, 1999, increased $0.3 million and decreased $5.1 million, respectively, compared to the same periods in 1998. The decrease in the nine-month period was primarily the result of lower Operating Revenues and higher Operating Expenses reflecting severance costs partially offset by higher Other Income.

     Operating Revenues - Operating revenues for the three and nine-month periods ended September 30, 1999 decreased $2.7 million and $11.6 million, respectively, compared to the same periods in 1998. The decreases were primarily due to lower short-term firm and interruptible service revenues, partially offset by revenues generated from the 1998 expansion, which went into service on November 1, 1998. Additionally, for the nine months ended

September 30, 1999, the decrease reflected lower Gas Research Institute (GRI) surcharges collected from transportation customers under FERC-approved tariffs and a refund of $3.9 million of GRI surcharges to customers as ordered by the FERC in May 1999. This decrease was offset by a corresponding decrease in Administrative and General Expenses for GRI costs.

     Operating Expenses - The components of total operating expenses are as follows:

                                                                Three Months Ended              Nine Months Ended
                                                                  September 30,                   September 30,
                                                              1999             1998            1999           1998
                                                           -----------     ------------    -------------   -----------
                                                                  (In Millions)                   (In Millions)
Administrative and general                                 $       8.2     $        8.6    $      21.2     $      22.7
Operations and maintenance                                         4.5              3.9           14.1            11.5
Depreciation and amortization                                     10.3              9.8           30.7            29.4
Property and other taxes                                           2.8              2.8            8.5             8.8
                                                           -----------     ------------    -----------     -----------
    Total operating expenses                               $      25.8     $       25.1    $      74.5     $      72.4
                                                           ===========     ============    ===========     ===========


     For the three and nine-month periods ended September 30, 1999, compared with the same periods in 1998, operating expenses increased $0.7 million and $2.1 million, respectively. The increase in the three-month period reflects increased year 2000 related costs, decreased capitalized labor costs and increased depreciation expense. The increase in the nine-month period reflects severance costs and higher maintenance costs of compressor units, partially offset by a decrease in GRI costs for which there is a corresponding decrease in transportation revenue.

     Other Income and (Income Deductions) - Other income and income deductions increased by $5.0 million for the three and nine-month periods. The increases are primarily the result of favorable negotiations regarding a transportation contract and other related issues completed in the third quarter.

     Interest Expense - Interest expense for the three and nine-month periods ended September 30, 1999, decreased $0.1 million and $1.1 million, respectively, compared to the same periods in 1998. For the three months ended September 30, 1999 and 1998, the average interest rate was approximately 7.3 percent and 7.3 percent, respectively, while the average balance of long-term debt (excluding capital lease obligations) outstanding was $570 million and $578 million, respectively. For the nine months ended September 30, 1999 and 1998, the average interest rate was approximately 7.2 percent and 7.3 percent, respectively, while the average balance of long-term debt (excluding capital lease obligations) outstanding was $574 million and $583 million, respectively.

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

     Net Cash Provided by Operating Activities - For the nine months ended September 30, 1999, net cash provided by operating activities was $86.8 million, compared with $94.2 million for the same period in 1998. The $7.4 million decrease was primarily due to the decrease in net income.

     Net Cash Used in Investing Activities - For the nine months ended September 30, 1999 compared to the same period in 1998, net cash used in investing activities decreased by $11.6 million. The decrease primarily reflects lower construction expenditures in 1999.

     Net Cash Used in Financing Activities - For the nine months ended September 30, 1999, cash used in financing activities was $63.5 million including $45.0 million in dividends paid, and an $18.5 million net decrease in long-term debt. For the nine months ended September 30, 1998, cash used in financing activities was $106.1 million including a $130 million dividend payment offset by a net increase in debt of $23.9 million.

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

     PG&E GT-NW's plan to address the Year 2000 issues focuses primarily on mission-critical systems whose components are categorized as in-house software, vendor software, embedded systems, and computer hardware. The four primary phases of the Company's plan to address these systems are inventory and assessment, remediation, testing and certification. Certification occurs when mission-critical systems are formally determined to be Year 2000 ready. Year 2000 ready means that a system is suitable for continued use into the year 2000.

     As reflected in the table below, the Company's mission-critical items have been certified as Year 2000 ready with very few exceptions. These exceptions will be resolved in November by the replacement of non Y2K-ready systems at a compressor station. Contingency plans are in place to address any unlikely delays or problems.

Year 2000 Readiness of Mission-Critical Items as of November 2, 1999

                                                   Remediation         Testing        Certification
                                                    Completed         Completed         Completed
          -------------------------------------------------------------------------------------------
          In-house software                           100%               100%              100%

          Vendor software                             100%               100%              100%

          Embedded systems                             99%                99%               99%

          Computer hardware                           100%               100%              100%

     "Clean management" practices have been implemented to prevent systems from becoming compromised. Even after systems are certified, the Company is continuing various types of validation and quality assurance efforts, and may do so into the year 2000 to minimize the risk of any significant disruption.

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

     The Company's contingency plans have been incorporated into its emergency plans and include measures such as emergency back-up and recovery procedures, augmenting automated applications with manual processes, and identification of alternate suppliers. The plans were tested in various drills throughout 1999, and were updated as necessary.

     As of September 30, 1999, PG&E GT-NW estimates total costs to address Year 2000 problems to be $16.0 million. Included are systems replaced or enhanced for general business purposes and whose implementation schedules are critical to the Company's Year 2000 readiness.

     Through September 1999, PG&E GT-NW spent approximately $14.2 million, of which $9.7 million was capitalized. Future costs to address Year 2000 issues are expected to be $1.8 million, of which $1.0 million will be capitalized. The Company does not believe that the projected cost of addressing Year 2000 issues will have a material impact on its financial position or results of operations.

     Although PG&E GT-NW expects its efforts and those of its external parties to be successful, the Company recognizes that with the complex interaction of today's computing and communications systems, it cannot be certain it will be completely successful. Accordingly, the Company has considered the most reasonably likely worst case Year 2000 scenarios that could affect the Company, and believes that they mainly involve localized telephone problems due to congestion, interruption of electric power supply from the smaller utilities along the pipeline, and small isolated malfunctions in the Company's computer systems that would be immediately repaired. None of these reasonably likely scenarios are expected to have a material adverse impact on the Company's financial position, results of operations or cash flow. Nevertheless, if the Company, or third parties with whom it has significant business relationships, fail to achieve Year 2000 readiness of mission-critical systems, there could be a material adverse impact on the Company's financial position, results of operations and cash flows.

NEW ACCOUNTING STANDARD
-----------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which postponed the implementation of Statement No.
133. Statement No. 137 is required to be adopted in years beginning after June 15, 2000 but permits early adoption as of the beginning of any fiscal quarter. PG&E GT-NW expects to adopt the new Statement no later than January 1, 2001.
The statement will require the recognition of all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If the derivative is an effective hedge, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or will be recognized in other comprehensive income until the hedged item is recognized in earnings.

     PG&E GT-NW is currently evaluating the potential impact of Statement 133.

    PART II:  OTHER INFORMATION
    ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

  (a)  Exhibits:

               Exhibit 10.1 - Sublease between PG&E Gas Transmission, Northwest Corporation and Enron Communications, Inc., dated as of August 11, 1999, to the Lease Agreement dated as of April 15, 1994, between Pacific Gas Transmission Company (now PG&E Gas Transmission, Northwest Corporation) and GIC Development 94-I, L.L.C.

               Exhibit 10.2 - Amended and Restated Credit Agreement dated as of May 24, 1999, among PG&E Gas Transmission, Northwest Corporation and certain commercial institutions.

               Exhibit 10.3 - 364-Day Credit Agreement dated as of May 24, 1999, among PG&E Gas Transmission, Northwest Corporation and certain commercial institutions.

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

               Exhibit 27 - Financial Data Schedule for the nine months ended September 30, 1999.

  (b) No reports on Form 8-K were issued during the quarter ended September 30, 1999 and through the date hereof.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION
                 ---------------------------------------------
                                 (Registrant)


November 12, 1999    By:     /s/ STANLEY C. KARCZEWSKI
                            --------------------------------
                     Name:  Stanley C. Karczewski
                     Title: Vice President and Controller

                                 EXHIBIT INDEX


Exhibit No.:      Description of Exhibit

10.1 Sublease between PG&E Gas Transmission, Northwest Corporation and Enron Communications, Inc., dated as of August 11, 1999, to the Lease Agreement dated as of April 15, 1994, between Pacific Gas Transmission Company (now PG&E Gas Transmission, Northwest Corporation) and GIC Development 94-I, L.L.C.

10.2 Amended and Restated Credit Agreement dated as of May 24, 1999, among PG&E Gas Transmission, Northwest Corporation and certain commercial institutions

10.3 364-Day Credit Agreement dated as of May 24, 1999, among PG&E Gas Transmission, Northwest Corporation and certain commercial institutions

12     Computation of Ratio of Earnings to Fixed Charges

27     Financial Data Schedule for the nine months ended September 30, 1999.