Form 10-K405
period 1999-12-31
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 2000-03-23
CIK 75491

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

                  For the fiscal year ended December 31, 1999

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-25842

                 PG&E Gas Transmission, Northwest Corporation
            (Exact name of registrant as specified in its charter)

           California                           94-1512922
  (State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)          Identification No.)

               2100 SW River Parkway,
                   Portland, OR                            97201
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

                          Common Stock, No Par Value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant as of March 23, 2000: $0

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 23, 2000. 1,000 shares of common stock, no par value. (All shares are owned by PG&E Gas Transmission Corporation.)

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                   Page
                                                                   ----
                              PART I

 Item 1.  Business..............................................     1
          General...............................................     1
          Business..............................................     1
          Employees.............................................     1
          Foreign and Domestic Operations.......................     2
          Certain Defined Terms.................................     3
          Transmission System...................................     4
          Interconnection with Other Pipelines..................     4
          Customers and Services................................     5
          Competition...........................................     5
          Rates and Regulation..................................     6
          Environmental Matters.................................     7
 Item 2.  Properties............................................     7
 Item 3.  Legal Proceedings.....................................     8
 Item 4.  Submission of Matters to a Vote of Security Holders
          (omitted).............................................     8

                             PART II

 Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters...................................     8
 Item 6.  Selected Financial Data (omitted).....................     8
 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................     9
 Item 7A. Quantitative and Qualitative Disclosures About Market
          Risk..................................................    17
 Item 8.  Financial Statements and Supplementary Data...........    17
          Independent Auditors' Report..........................    18
          Report of Independent Public Accountants..............    19
          Statements of Consolidated Income.....................    20
          Consolidated Balance Sheets--Assets...................    21
          Consolidated Balance Sheets--Capitalization and
          Liabilities...........................................    22
          Statements of Consolidated Common Stock Equity........    23
          Statements of Consolidated Cash Flows.................    24
          Notes to Consolidated Financial Statements............    25
          Quarterly Consolidated Financial Data.................    35
 Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...................    35

                             PART III

 Item 10. Directors and Executive Officers of the Registrant
          (omitted).............................................    36
 Item 11. Executive Compensation (omitted)......................    36
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management (omitted)..................................    36
 Item 13. Certain Relationships and Related Transactions
          (omitted).............................................    36

                             PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K..............................................    37
 Signatures......................................................   39

                                    PART I

ITEM 1. BUSINESS

General

  PG&E Gas Transmission, Northwest Corporation (PG&E GT-NW) was incorporated in California in 1957 under its former name, Pacific Gas Transmission Company. PG&E GT-NW is an interstate natural gas pipeline company regulated by the Federal Energy Regulatory Commission (FERC or Commission). PG&E GT-NW is affiliated with, but is not the same company as, Pacific Gas and Electric Company, the gas and electric utility regulated by the California Public Utilities Commission, serving Northern and Central California. PG&E Corporation is the ultimate corporate parent for both PG&E GT-NW and Pacific Gas and Electric Company. PG&E Corporation is subject to the informational requirements of the Securities Exchange Act of 1934 and in accordance therewith, files reports and other information with the Securities and Exchange Commission.

  PG&E GT-NW and its subsidiaries are referred to collectively as the "Company." The principal executive offices of PG&E GT-NW are located at 2100 SW River Parkway, Portland, Oregon 97201, and its telephone number is (503) 833-4000.

  The following information includes forward-looking statements that involve a number of risks, uncertainties, and assumptions. Words such as "estimates," "expects," "intends," "anticipates," "plans," and similar expressions identify those statements which are forward-looking. Actual results may differ materially from those expressed in the forward-looking statements. The important factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the ongoing restructuring of the gas industry, changes in future rate-making, increasing competition for natural gas supplies, and the ability of the Company to expand its core pipeline business.

Business

  PG&E GT-NW owns, and operates the interstate segment of a Canadian-California pipeline system, which was originally built between 1960 and 1961 and expanded in 1981, 1993, and 1998. PG&E GT-NW's mainline system extends from the British Columbia-Idaho border to the Oregon-California border, traversing Idaho, Washington and Oregon. Extensions from the mainline to Coyote Springs in Northern Oregon and to Medford in Southern Oregon were constructed in 1995. PG&E GT-NW's gas pipeline facilities interconnect with the facilities owned by Pacific Gas and Electric Company at the Oregon-California border, with the facilities owned by Northwest Pipeline Corporation (Northwest Pipeline) in Northern Oregon and in Eastern Washington, and with the facilities owned by Tuscarora Gas Transmission Company (Tuscarora) in Southern Oregon. Pacific Gas and Electric Company owns and operates the portion of this pipeline system within California. (See "Transmission System," below.)

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

Employees

  As of December 31, 1999, PG&E GT-NW had 221 employees, of which 92 were members of the International Brotherhood of Electrical Workers, Local 1245. The agreements covering wages, benefits and general provisions are effective through December 31, 2001.

Foreign and Domestic Operations

  During 1999 and 1998, the Company's operations were confined to the domestic United States. Australian operations were sold on September 26, 1997; and the Canadian operations of PG&E Energy Trading were transferred on June 30, 1997. The following table shows the Company's operating results and assets by geographic region for 1997.

                                                               1997
                                                     --------------------------
                                                      United
                                                      States   Australia Canada
               (Dollars in Millions)                 --------  --------- ------
Continuing Operations:
  Operating Revenues................................ $  231.8    $8.4    $  --
  Net income (loss).................................     45.7    (3.7)      --
  Total assets at December 31.......................  1,185.5     --        --
Discontinued Operations:
  Sales............................................. $1,334.2    $--     $225.8
  Net income (loss).................................     (6.9)    --       (0.8)
  Net assets at December 31.........................      --      --        --

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

 Firm transportation      The right to ship a quantity of gas between two
  service:                points for the term of the applicable contract as
                          follows:

                            Long-term firm service contracts are for original
                             contract terms extending for one year or more.

                            Short-term firm service contracts are for terms
                           less than one year.

 Hub services:            A service allowing customers to park or lend volumes
                          of gas on PG&E GT-NW's pipeline for a contracted fee.

 Interruptible            Transportation of shippers' gas on an as-available
  transportation service: basis.

 Negotiated Rate:         An individually negotiated rate (or rate formula) in
                          which one or more of the individual components of
                          such rate may exceed the maximum rate, or be less
                          than the minimum rate, for such component as set
                          forth in PG&E GT-NW's Tariff for the given service.

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

 Recourse Rate:           The applicable maximum rate under PG&E GT-NW's Tariff
                          that would apply to a service absent an agreement
                          between PG&E GT-NW and a shipper to price the service
                          under a Negotiated Rate.

 Shippers:                Customers of a pipeline contracting to ship natural
                          gas over the pipeline's transportation facilities.

 Straight fixed-variable  A cost recovery method for firm service under Order
  (SFV): 636, which assigns all fixed costs, including return on equity and related taxes, to the demand or reservation component of rates.

 Tariff:                  A document filed with the Federal Energy Regulatory
                          Commission setting forth the rates, terms and conditions under which an interstate pipeline may provide transportation service.

 Units of Measure:        Mcf:   One thousand cubic feet
                          MMcf:  One million cubic feet
                          MMcf/d:  One million cubic feet per day
                          Bcf:   One billion cubic feet
                          Btu:   British thermal unit
                          Therm: One hundred thousand Btus; the amount of heat
                          energy in approximately       100 cubic feet of
                          natural gas
                          MMBtu: One million Btus or one Decatherm (10 therms)
                          Dt: Decatherm (10 therms) or one MMBtu
                          MDt: One thousand decatherms or one thousand MMBtus

Transmission System

  PG&E GT-NW's mainline system extends for approximately 612 miles from the vicinity of Kingsgate, British Columbia, where it interconnects with TransCanada PipeLines Ltd.'s B.C. System and Foothills Pipe Lines South B.C. Ltd. (Foothills South B.C.), to the vicinity of Malin, Oregon, where it interconnects with the pipeline facilities of Pacific Gas and Electric Company and Tuscarora.

  PG&E GT-NW's mainline system is composed of two parallel pipelines with 13 compressor stations totaling approximately 414,450 International Standards Organization (ISO) installed horsepower and ancillary facilities, including metering and regulating facilities and a communication system. PG&E GT-NW's dual-pipeline system consists of approximately 639 miles of 36-inch-diameter gas transmission line (612 miles of single 36-inch-diameter pipe and 27 miles of 36-inch-diameter pipeline looping) and approximately 590 miles of 42-inch-diameter pipe.

  In addition, in 1995 PG&E GT-NW constructed two pipeline extensions, the Coyote Springs Extension to serve Portland General Electric Company and the Medford Extension to serve Avista Utilities. The Coyote Springs Extension is composed of approximately 18 miles of 12-inch-diameter pipe, originating at a point on PG&E GT-NW's system 27 miles south of Stanfield, Oregon and connecting to Portland General Electric's electric generation facility near Boardman, Oregon. The Medford Extension consists of approximately 22 miles of 16-inch-diameter pipe and 66 miles of 12-inch-diameter pipe and extends from a point on PG&E GT-NW's system near Bonanza, in Southern Oregon, to interconnection points with Avista Utilities at Klamath Falls and Medford, Oregon.

Interconnection With Other Pipelines

 Pacific Gas and Electric Company

  Pacific Gas and Electric Company's intrastate gas pipeline system, which interconnects with PG&E GT-NW's facilities at the Oregon-California border, includes 36-inch and 42-inch-diameter parallel pipelines that extend approximately 300 miles south to a point near Antioch, California, just east of the San Francisco Bay Area. There, the system becomes a dual 36-inch and 26-inch-diameter gas pipeline system to Fresno County in Central California. From there on, it becomes a twin 34-inch-diameter pipeline system extending to the California-Arizona border near Topock, Arizona.

 Northwest Pipeline Corporation

  PG&E GT-NW's pipeline facilities interconnect with the facilities of Northwest Pipeline near Spokane and Palouse, Washington and Stanfield, Oregon. Northwest Pipeline is an interstate natural gas pipeline with which PG&E GT-NW both competes and cooperates for the delivery of natural gas in the Pacific Northwest and California.

 Tuscarora Gas Transmission

  PG&E GT-NW's pipeline facilities interconnect with the facilities of Tuscarora near Malin, Oregon. Tuscarora is an interstate natural gas pipeline that transports gas from this interconnection to the Reno, Nevada area.

 TransCanada PipeLines Ltd. and Foothills South B.C.

  Through the TransCanada PipeLines Ltd. and Foothills South B.C. systems, PG&E GT-NW's customers have access to the Western Canadian Sedimentary Basin. On July 2, 1998, TransCanada and NOVA Corporation, the parent company of NOVA Gas Transmission Ltd., completed their merger. The combined entity owns
100 percent of Alberta Natural Gas Company Ltd (ANG), 74.5 percent of Foothills South B.C., and 50 percent of Tuscarora. TransCanada's and Foothills South B.C.'s pipeline facilities in British Columbia and Alberta are operated by TransCanada as an integrated system.

  The former NOVA facilities are called TransCanada's Alberta System, and the former ANG facilities are called TransCanada's B.C. System. The Alberta System delivers gas from production areas to provincial gas distribution utilities and to all provincial export points, including the interconnect at the Alberta-British Columbia border to TransCanada's B.C. System and Foothills South B.C. for delivery south into PG&E GT-NW's system at the British Columbia-Idaho border.

Customers and Services

  PG&E GT-NW operates an open-access system that transports gas for third-party shippers on a nondiscriminatory basis. All but 4.3 percent of PG&E GT-NW's capacity allocated to firm transportation service is held by customers under long-term firm transportation service agreements. Remaining terms range between 2 and 26 years for an overall average of about 13.3 years.

  Additionally, PG&E GT-NW offers short-term firm and interruptible transportation services plus hub services, which allow customers the ability to park or lend volumes of gas on PG&E GT-NW's pipeline. PG&E GT-NW provides interruptible transportation service when capacity is available to shippers; this is provided in the order of the percentage of the full tariff rate that the shipper agrees to pay. For interruptible transportation shippers paying equal rates, PG&E GT-NW allocates service based on shippers' respective positions in PG&E GT-NW's service queue.

  During 1999, PG&E GT-NW provided transportation services for 95 customers; 41 of these customers have long-term firm service transportation agreements with PG&E GT-NW, and the remaining customers shipped under short-term firm, interruptible service or capacity release contracts. PG&E GT-NW's customers are principally local retail gas distribution utilities, electric utilities that utilize natural gas to generate electricity, natural gas marketing companies that purchase and resell natural gas to utilities and end-use customers, natural gas producers, and industrial companies.

  PG&E GT-NW's largest customer in 1999 was Pacific Gas and Electric Company and its affiliates, accounting for approximately $51.8 million, or 23 percent, of its transportation revenues. The firm service transportation agreement with Pacific Gas and Electric Company expires in 2005. The combination of Duke Energy Fuels and Duke Energy Trading & Marketing results in PG&E GT-NW's second largest customer, with approximately $25 million, or 11 percent of total 1999 transportation revenue. In 1998 and 1997, Pacific Gas and Electric Company and its affiliates accounted for approximately $51.6 million (22 percent) and $49.1 million (20 percent), respectively of PG&E GT-NW's transportation revenues. No other customer totals 10 percent or more of annual revenue.

  In 1999, approximately 6.2 percent of PG&E GT-NW's transportation volumes and 3.3 percent of its transportation revenues were attributable to interruptible and short-term firm transportation service. PG&E GT-NW's total transportation quantities for 1995 through 1999 are set forth in the following table.

                                      Quantities
               Year                      (MDt)
               ----                   ----------
               1995..................   885,186
               1996..................   934,029
               1997..................   969,257
               1998.................. 1,003,266
               1999..................   925,118

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

  In addition, the National Energy Board of Canada (NEB) and Canadian gas-exporting provinces issue various licenses and permits for the removal of gas from Canada. These requirements parallel the process employed by the U.S. Department of Energy for the importation of Canadian gas. Regulatory actions by the NEB or the U.S. Department of Energy can have an impact on the ability of PG&E GT-NW's customers to import Canadian gas for transportation over the PG&E GT-NW system. In addition, actions of the NEB and Northern Pipeline Agency (NPA) in Canada can affect the ability of TransCanada and Foothills South B.C. to construct any future facilities necessary for the transportation of gas to the interconnection with PG&E GT-NW's system at the United States-Canadian border.

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

  Both firm and interruptible transportation service rates are established with a ceiling equal to PG&E GT-NW's total costs (fixed and variable) allocated to the service and a floor equal to the variable costs related thereto. The ceiling and floor rates for each service are set forth in PG&E GT-NW's Tariff. PG&E GT-NW is allowed to vary or discount rates between the ceiling and the floor amounts on a non-discriminatory basis. PG&E GT-NW has not discounted long-term firm transportation service rates, but PG&E GT-NW discounts short-term firm and interruptible transportation service rates in order to maximize revenue.

  Since November 1, 1993, when PG&E GT-NW adopted FERC Order 636, it has applied the straight fixed-variable (SFV) rate design method for firm rate schedules. Under the SFV rate design, an open-access pipeline company's fixed costs, including return on equity and related taxes, associated with firm transportation service are collected through the reservation charge component of the pipeline company's firm transportation service rates. Also as part of Order 636, firm shippers may release capacity on a temporary or permanent basis in accordance with FERC regulations. In the case of a capacity release that is not permanent, a releasing shipper remains responsible to PG&E GT-NW for the reservation charges associated with the released capacity. With respect to permanent releases of capacity, the releasing shipper is no longer responsible for the reservation charges associated with the released capacity if the replacement shipper meets the credit-worthiness provisions of PG&E GT-NW's tariff and agrees to pay the full reservation fee.

  Beginning October 30, 1999, PG&E GT-NW is authorized to offer firm and interruptible service to customers under individually negotiated rates. Such rates may be above the ceiling rate or below the floor rate, may vary from an SFV rate methodology, and/or may be established with reference to a formula. PG&E GT-NW is authorized to offer service at negotiated rates only to the extent that, at the time the shipper enters into a negotiated rate agreement, that shipper had the option to receive the same service at the Recourse Rate, which is the maximum rate for that service under PG&E GT-NW's Tariff.

  In September 1996, the FERC approved, without modification, the proposed settlement of PG&E GT-NW's Section 4 rate proceeding. The rate case was filed on February 28, 1994 with the proposed settlement filed in March 1996. Following the Commission's approval and subsequent denial of rehearing, three petitioner-shippers sought judicial review by the United States Court of Appeals for the District of Columbia Circuit. On February 1, 2000, the court denied the petitioners' claims as without merit and upheld the Commission's approval of the settlement without modification.

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

ITEM 2. PROPERTIES

  PG&E GT-NW's pipeline system consists of approximately 639 miles of 36-inch diameter gas transmission line (612 miles of single 36-inch diameter pipe and 27 miles of 36-inch diameter pipeline looping), approximately 590 miles of 42-inch diameter pipe, approximately 84 miles of 12-inch diameter pipe, and 22 miles of 16-inch diameter pipe, 13 compressor stations totaling approximately 414,450 ISO installed horsepower, and ancillary facilities including metering, regulating facilities, and a communications system. (For further information on PG&E GT-NW's pipeline system, see the discussion under "Transmission System" in Item 1, Business, above.)

  PG&E GT-NW leases its corporate headquarters office building in Portland, Oregon under a 20-year lease terminating in 2015. Payments under the lease approximate the debt service payments on the debt issued to finance the building, plus operating costs, taxes and insurance. Effective August 11, 1999, PG&E GT-NW subleased a majority of the office building for a base term through November 1, 2005 with extension and expansion options. Effective October 15, 2000, the Sublessee will occupy the entire building pursuant to its expansion option under the Sublease. The Sublessee also has an option to purchase the building for the greater of its fair market value, or the PG&E GT-NW option costs with reimbursement of certain costs to PG&E GT-NW. See Note 4, "Long-term Debt," in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  PG&E GT-NW is an indirect wholly owned subsidiary of PG&E Corporation. The payment of dividends by PG&E GT-NW on its common stock was restricted under the terms of a Credit Agreement which terminated in May 1999. (See Note 4, "Long-term Debt," in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below.) As of December 31, 1999, PG&E GT-NW had no restrictions on the payment of dividends on its common stock. In 1999, 1998 and 1997 PG&E GT-NW paid cash dividends on its common stock of $80 million, $145 million and $64 million, respectively.

ITEM 6. SELECTED FINANCIAL DATA

  Since PG&E GT-NW meets the conditions set forth in General Instruction (I)
(1) (a) and (b) of Form 10-K, this information is omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              CORPORATE STRUCTURE

  The consolidated financial statements include PG&E Gas Transmission, Northwest Corporation (PG&E GT-NW) and its wholly owned subsidiaries, Pacific Gas Transmission International, Inc. (PGT International) and Pacific Gas Transmission Company; and the following subsidiaries through their respective dates of disposition:

  Through June 30, 1997:

    PG&E Energy Trading Corporation (PG&E Energy Trading)

  Through September 26, 1997:

    PG&E Gas Transmission Australia Pty Limited (PG&E Australia)

    PG&E Gas Transmission Queensland Pty Limited (PG&E Queensland)

  PG&E GT-NW and its subsidiaries collectively are referred to as the "Company."

  The following discussion includes forward-looking statements that involve a number of risks, uncertainties, and assumptions. When used in Management's Discussion and Analysis of Financial Condition and Results of Operations, words such as "estimates," "expects," "intends," "anticipates," "plans," and similar expressions identify those statements which are forward-looking. Actual results may differ materially from those expressed in the forward-looking statements. The important factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the ongoing restructuring of the gas industry, changes in future rate-making, increasing competition for natural gas supplies, and the ability of the Company to expand its core pipeline business.

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

                                    GENERAL

  PG&E GT-NW operates an open-access transportation system that transports primarily Western Canadian gas from the British Columbia-Idaho border to the Oregon-California border for third-party shippers on a nondiscriminatory basis. PG&E GT-NW's transportation system also provides service to various delivery points in Idaho, Washington, and Oregon. PG&E GT-NW's natural gas transportation services are regulated by the Federal Energy Regulatory Commission (FERC), and various safety issues are subject to the jurisdiction of the U.S. Department of Transportation.

  A major expansion of PG&E GT-NW's system was placed into service on November 1, 1993. Extensions from the mainline to Coyote Springs in Northern Oregon and to Medford in Southern Oregon were constructed in 1995. In 1998, PG&E GT-NW placed in service a modest mainline expansion of 56,000 Dth/day annual and 20,000 Dt/day winter-only service. In 1999, PG&E GT-NW upgraded its interconnect with Northwest Pipeline at Stanfield, Oregon to provide an additional 130 MDt/day to Pacific Northwest markets, increasing delivery capacity to 638 MDt/day at that point.

  PG&E GT-NW's customers are principally local retail gas distribution utilities, electric utilities that utilize natural gas to generate electricity, natural gas marketing companies that purchase and resell natural gas to utilities and end-use customers, natural gas producers, and industrial companies. PG&E GT-NW's largest customer is

Pacific Gas and Electric Company and its affiliates, accounting for approximately $51.8 million, or 23 percent, of PG&E GT-NW's total transportation revenues in 1999. Pacific Gas and Electric Company also owns and operates the portion of the Canada-to-California pipeline system that lies within the state of California. The combination of Duke Energy Fuels and Duke Energy Trading & Marketing results in PG&E GT-NW's second largest customer, with approximately $25 million, or 11 percent of total 1999 transportation revenue. In 1998 and 1997, Pacific Gas and Electric Company and its affiliates accounted for approximately $51.6 million (22 percent) and $49.1 million (20 percent), respectively, of PG&E GT-NW's transporation revenues. No other customer totals 10 percent or more of annual revenue.

  In 1999, PG&E GT-NW provided transportation services for 95 customers; 41 of these customers have long-term firm service transportation agreements with PG&E GT-NW for remaining terms that range between 2 and 26 years, resulting in an average of approximately 13.3 years. Approximately 95.7 percent of PG&E GT-NW's capacity is held under these long-term contracts. The remaining customers shipped under short-term firm, interruptible service or capacity release contracts.

  PG&E GT-NW provides interruptible service, when capacity is available, to shippers in the order of the percentage of the full tariff rate that the shipper agrees to pay. For interruptible transportation shippers paying equal rates, PG&E GT-NW allocates service based on shippers' respective positions in PG&E GT-NW's service queue. Additionally, PG&E GT-NW offers hub services, which allow customers the ability to park or lend volumes of gas on PG&E GT-NW's pipeline.

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

  As a result of the current SFV rate design and based upon the settlement of its 1994 rate case, PG&E GT-NW is permitted to recover 97.0 percent of its fixed costs through reservation charges on long-term capacity. PG&E GT-NW currently has 95.7 percent of available long-term capacity subscribed under long-term firm contracts. These customers pay a reservation charge for firm transportation service on PG&E GT-NW's system, regardless of the volumes of gas transported. Consequently, the volume of gas transported by PG&E GT-NW for firm transportation service customers does not currently have a significant impact on PG&E GT-NW's operating results, and PG&E GT-NW's operating results are not significantly affected by fluctuating demand for gas based on the weather or changes in the price of natural gas.

 Changing Regulatory Environment

  In April 1998, the FERC issued Order 587-G which set standards for electronic communication, nomination, and imbalance procedures. Pipeline companies need to develop connections using internet tools, directory services and communication protocols to provide non-discriminatory access to all electronic information. In September 1998, the Commission issued an order on rehearing clarifying certain aspects of Order 587-G and deferring the date for processing transactions over the internet from June 1999 to June 2000.

  In July 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) to promote competition in the short-term market and a Notice of Inquiry (NOI) on long-term rates to evaluate alternatives to current ratemaking practices for long-term capacity. Features of the NOPR include removal of the price cap for short-term services, auctions and negotiated terms and conditions of service. The NOI maintains the cost cap on long-term services and evaluates indexing and performance based rates. The Commission subsequently has received numerous industry comments and has held hearings, including regional hearings on gas demand. In February 2000, FERC issued Order 637 in response to the comments received in the NOPR and NOI. The order lifted the rate cap for short-term capacity release transactions for a period of two years and established new reporting requirements that would increase price transparancy for capacity in the short-term capacity market. The removal of the price cap only applies to capacity release transactions and is unlikely to provide any material short-term benefits to PG&E GT-NW. FERC also issued a Statement of Policy in September 1999 addressing certification of new interstate natural gas facilities. Among other things, this Statement of Policy has modified on a prospective basis the Commission's guidelines for evaluating the market need and pricing of new pipeline capacity.

  These regulatory initiatives are not expected to have a material impact on PG&E GT-NW's financial position, liquidity or results of operations in the foreseeable future.

 Settlement Of Rate Case

  In September 1996, the FERC approved, without modification, the proposed settlement of PG&E GT-NW's rate case. The rate case was initially filed on February 28, 1994, while the proposed settlement was filed with the FERC on March 21, 1996. In March and June 1998, the FERC denied requests by several shippers for rehearing and reaffirmed its approval of the settlement. In May 1998, three shippers petitioned for judicial review of the FERC orders by the United States Court of Appeals for the District of Columbia Circuit. On February 1, 2000, the court denied the petitioners' claims as without merit and upheld the Commission's approval of the settlement without modification.

                                  COMPETITION

  PG&E GT-NW will continue to actively compete with other pipeline companies for transportation customers on the basis of transportation rates, access to competitively priced gas supply and growing markets, and quality and reliability of transportation services.

  The competitiveness of a pipeline's transportation services is generally determined by the delivered natural gas price, which includes the cost of transportation. PG&E GT-NW's principal competitor in providing transportation services to the Pacific Northwest is Northwest Pipeline. Four other major interstate pipelines provide transportation services that compete with PG&E GT-NW for California market share.

  In addition to competing for access to markets, pipelines must compete for access to supply. PG&E GT-NW's system delivers gas primarily from Western Canada to markets in the Pacific Northwest, California and Nevada. Historically, gas from Western Canada has been competitively priced in relation to gas from other supply basins serving these markets. Two new pipeline projects, Southern Crossing Pipeline and Alliance Pipeline, are scheduled to begin delivering Western Canadian gas to alternative markets in late 2000. PG&E GT-NW will compete with these projects for competitively priced Canadian gas supply.

  PG&E GT-NW's transportation volumes are also affected by the availability and economic attractiveness of other energy sources. Hydroelectric generation, for example, may become available based on ample snowfall and displace demand for natural gas as a fuel for electric generation.

  Finally, in providing interruptible and short-term firm transportation service, PG&E GT-NW competes with released capacity offered by shippers holding firm contracts for PG&E GT-NW capacity.

  Fluctuating levels of throughput caused by these competitive forces generally are not expected to have a material financial effect on PG&E GT-NW, because 95.7 percent of PG&E GT-NW's transportation service capacity is currently subscribed under long-term contracts with a straight fixed variable rate design.

                   FUTURE EXPANSION AND BUSINESS DEVELOPMENT

  PG&E GT-NW regularly solicits expressions of interest for additional pipeline capacity, and it stands ready to develop additional firm transportation capacity when sufficient demand is demonstrated. In addition to mainline expansions and extensions from its mainline system, PG&E GT-NW is considering opportunities to expand beyond its existing pipeline business.

                   ACCOUNTING FOR THE EFFECTS OF REGULATION

  PG&E GT-NW currently accounts for the effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, PG&E GT-NW has accumulated approximately $45.5 million of regulatory assets and $4.2 million of regulatory liabilities as of December 31, 1999.

                             RESULTS OF OPERATIONS

  Selected operating results and other data for fiscal years 1999, 1998 and 1997 are as follows:

                                                     Results of Operations
                                                      For the Year Ended
                                                  ---------------------------
                                                   1999      1998      1997(a)
                                                  ------ ------------- ------
                                                         (In Millions)
     Operating revenues.......................... $222.7    $235.3     $240.2
     Operating expenses..........................  102.0      99.7      115.4
                                                  ------    ------     ------
       Operating income..........................  120.7     135.6      124.8
     Other income and (income deductions)........   20.1       3.4      (11.9)
     Net interest expense........................   41.7      43.0       46.0
                                                  ------    ------     ------
       Income from continuing operations before
        taxes....................................   99.1      96.0       66.9
     Income tax expense..........................   37.6      35.7       24.8
                                                  ------    ------     ------
       Income from continuing operations.........   61.5      60.3       42.1
     Loss from discontinued operations...........    --        --       (11.9)
     Income tax benefit..........................    --        --         4.1
                                                  ------    ------     ------
       Net Income................................ $ 61.5    $ 60.3     $ 34.3
                                                  ======    ======     ======
     Ratio of earnings to fixed charges (b)......    3.3       3.2        2.4
                                                  ======    ======     ======

--------
(a) 1997 results reflect: (i) PG&E Energy Trading's operations as a discontinued operation through its date of disposition, June 30, 1997; and
    (ii) PG&E Australia's and the PG&E Queensland Gas Pipeline's operations through their date of sale, September 26, 1997.

(b) For purposes of computing the ratio of earnings to fixed charges, earnings are computed by adding to income from continuing operations, the provision (benefit) for income taxes and fixed charges. Fixed charges consist of interest, the amortization of debt issuance costs and debt discount, and a portion of rents deemed to be representative of interest. Fixed charges are not reduced by the allowance for borrowed funds used during construction, but such allowance is included in the determination of earnings.

  Net Income -- Net income was $61.5 million in 1999, compared with $60.3 million in 1998, and $34.3 million in 1997. The $1.2 million increase in net income in 1999 compared with 1998 is due in part to higher other income as a result of negotiations regarding transportation contracts and other related issues, partially offset by lower transportation revenues and higher operating expenses. The $26.0 million increase in net income in 1998 compared with 1997 reflects a $10.8 million improvement in operating income, due primarily to higher transportation revenues and lower operating expenses at PG&E GT-NW and the absence of any Australian operations. Included in operating expenses in 1997 was $5.0 million for non-recurring expenses associated with a Voluntary Retirement Incentive program and severances. In addition, investment development expenses and interest expense decreased by $12.7 million and $3.0 million, respectively, in 1998, and 1997 reflects a $7.8 million net loss associated with the discontinued operations of PG&E Energy Trading.

  Operating Revenues -- The components of total operating revenues are as follows:

                                                            Operating Revenues
                                                            For the Year Ended
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
                                                              (In Millions)
     Gas transportation -- PG&E GT-NW..................... $222.7 $235.3 $231.8
     Gas transportation -- PG&E Queensland Gas Pipeline...    --     --     8.4
                                                           ------ ------ ------
       Total operating revenues........................... $222.7 $235.3 $240.2
                                                           ====== ====== ======

  Gas transportation revenue for PG&E GT-NW decreased $12.6 million or five percent in 1999 compared with 1998 due primarily to lower short-term firm and interruptible revenue and to lower Gas Research Institute surcharges. Gas transportation revenues for PG&E GT-NW increased $3.5 million, or two percent, in 1998 compared with 1997 due primarily to higher short-term firm revenues. The decrease in total operating revenues of $4.9 million, or two percent, in 1998 compared with 1997, reflects the absence of PG&E Queensland Gas Pipeline revenues in 1998.

  Operating Expenses -- The components of total operating expenses are as follows:

                                                            Operating Expenses
                                                            For the Year Ended
                                                            -------------------
                                                             1999  1998   1997
                                                            ------ ----- ------
                                                               (In Millions)
     Administrative and general............................ $ 29.6 $31.9 $ 44.1
     Operations and maintenance............................   19.8  17.3   19.3
     Depreciation and amortization.........................   41.3  39.2   40.6
     Property and other taxes..............................   11.3  11.3   11.4
                                                            ------ ----- ------
       Total operating expenses............................ $102.0 $99.7 $115.4
                                                            ====== ===== ======

  Total operating expenses increased $2.3 million, or two percent, in 1999 compared with 1998, primarily due to higher operation and maintenance and depreciation and amortization expense, offset in part by lower administrative and general expenses due to lower Gas Research Institute surcharge costs. Total operating expenses decreased $15.7 million, or 14 percent, in 1998 compared with 1997, primarily as a result of $11.2 million in reduced administrative and general expenses for PG&E GT-NW and the disposition of the PG&E Queensland Gas Pipeline which had $4.8 million in total operating expenses in 1997. The decrease in administrative and general expenses includes reduced pension expense of $1.1 million and reduced staffing and related expenses. In addition, the results for 1997 included $5.0 million of non-recurring expenses associated with a Voluntary Retirement Incentive program and severances. These decreases were offset by an increase in corporate overhead allocations and costs associated with making the Company's computer systems Year 2000 ready. Operations and maintenance expense increased $2.5 million, or 14 percent, in 1999 compared to 1998 primarily due to higher Year 2000 costs and overhaul of compressor units. Operations and maintenance expenses declined $2.0 million, or ten percent, in 1998 compared to 1997 primarily due to the disposition of Australian operations and reduced labor expenses.

  Depreciation and amortization expenses increased $2.1 million, or five percent, in 1999 compared to 1998, primarily as a result of a $35.1 million increase in property, plant and equipment in service. Total depreciation and amortization expenses decreased $1.4 million, or three percent, in 1998 compared to 1997, primarily as the result of the disposition of Australian operations which incurred $2.6 million in depreciation and amortization expenses in 1997. Depreciation and amortization expenses for PG&E GT-NW's domestic operations increased $1.2 million, or three percent, in 1998 compared to 1997, primarily as a result of a $21.4 million increase in property, plant, and equipment in service.

  Property and other taxes remained level in 1999 compared to 1998 and 1997.

  Other Income and (Income Deductions) -- Other income was $16.7 million higher in 1999 compared to 1998 primarily as a result of negotiations regarding transportation contracts and other related issues. Other income was $15.3 million higher in 1998 compared to 1997 primarily as a result of the cessation of investment development activities in 1998. During 1997, the Company incurred $12.7 million in investment development expenses as PG&E GT-NW pursued both domestic and international business development opportunities. In addition, 1998 results reflect a $0.5 million higher equity portion for the allowance for funds used during construction (AFUDC) and $1.1 million higher interest income related to the favorable resolution of prior year income tax issues. The increase in AFUDC equity in 1998 compared to 1997 was primarily related to the 1998 expansion project and the upgrading of the Company's financial systems. Both projects were substantially completed in November 1998.

  Interest Expense -- Net interest expense declined $1.3 million, or three percent, primarily as a result of lower average outstanding commercial paper balance by $12.6 million and lower interest rate of 5.47 percent in 1999 compared to 5.83 percent in 1998. Net interest expense declined $3.0 million, or seven percent, primarily as a result of the absence of $5.1 million of interest expense in 1998 for the PG&E Queensland Gas pipeline, offset, in part, by increased interest for PG&E GT-NW. PG&E GT-NW's interest expense on long-term debt increased $2.5 million, or six percent, in 1998 compared to 1997 due to an eight percent increase in average debt from $537.5 million in 1997 to $581.1 million in 1998, partially offset by a two percent decrease in the average interest rate from 7.44 percent in 1997 to 7.31 percent in 1998.

  The $0.7 million increase in the allowance for borrowed funds used during construction in 1998 compared to 1997 was primarily related to the 1998 expansion project and the upgrading of the Company's financial systems. Both projects were substantially completed in November 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

  During 1999, the balance of cash and cash equivalents increased $1.0 million compared with 1998. During 1998, the balance of cash and cash equivalents decreased $47.2 million compared with 1997, primarily as a result of $81.0 million in increased dividend payments and $11.0 million in increased construction expenditures, offset, in part, by a $26.0 million improvement in earnings and a net increase of $24.3 million in debt. A detailed discussion of the Company's operating, investing and financing activities follows below.

  Sources of Capital -- The Company's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing and capital contributions from its parent company. PG&E GT-NW pays dividends as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures and maintaining appropriate cash balances.

  Cash Flows from Operating Activities -- For the year ended December 31, 1999, net cash provided by operating activities was $113.5 million which was $9.9 million lower than in 1998 primarily due to change in receivables/payables from affiliates. For the year ended December 31, 1998, net cash provided by operating activities was $123.3 million, which was equivalent to the amount provided by operations in 1997.

  Cash Flows from Investing Activities -- Net cash used in investing activities in 1999 was $26.6 million compared to $49.9 million in 1998. The decrease is primarily due to lower construction expenditures. Net cash used in investing activities in 1998 was $49.9 million compared with net proceeds of $5.8 million in 1997.

During 1997, PG&E GT-NW generated $42.0 million in cash from the sale of its Australian subsidiaries to an affiliated company. In addition, 1998 construction expenditures were $11.0 million higher, primarily due to the cost of the 1998 expansion project and the investment required to upgrade the Company's financial systems.

  Cash Flows from Financing Activities -- For the year ended December 31, 1999, cash used in financing activities was $85.9 million as a result of $80 million in dividends paid to PG&E GT-NW's parent company, and a $5.9 million reduction in long-term debt. For the year ended December 31, 1998, cash used in financing activities was $120.7 million as a result of $145.0 million in dividends paid to PG&E GT-NW's parent company, partially offset by a net $24.3 million increase in long-term debt. For the year ended December 31, 1997, cash used in financing activities amounted to $92.8 million as a result of a net $28.8 million reduction in long-term debt and a $64.0 million dividend paid to PG&E GT-NW's parent company.

                             CAPITAL REQUIREMENTS

  The Company's estimated capital requirements for each of the next five years are as follows:

                                                        2000 2001 2002 2003 2004
                                                        ---- ---- ---- ---- ----
                                                         (Dollars in Millions)
     Capital requirements..............................  18   21   21   18   20

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

  In addition to these capital requirements, the Company has other commitments as discussed in Note 7, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below.

                              YEAR 2000 READINESS

  PG&E GT-NW successfully transitioned into Year 2000 ("Y2K") without any significant Y2K-related service disruptions. There is, however, a risk that some computer related problems may only become evident over a period of time and that supplier or business partner Y2K problems may materialize and have an adverse impact on the Company's operations.

  As of December 31, 1999, expenditures to address potential Y2K problems totaled $15.1 million. Included are systems replaced or enhanced for general business purposes and for which implementation schedules were critical to the Company's Y2K readiness.

                             ENVIRONMENTAL MATTERS

  The following discussion includes certain forward-looking information relating to the possible future impact of environmental compliance. It is subject to a number of uncertainties, including regulations and the selection of compliance alternatives.

  PG&E GT-NW is subject to regulation by the FERC in accordance with the National Environmental Policy Act and other federal and state laws and regulations governing environmental quality and pollution control. These laws and regulations require PG&E GT-NW to take measures to avoid, minimize or mitigate the effects of its operations on the environment.

  The Company's expenditures for environmental protection are subject to periodic review and revision to reflect changing technology and evolving regulatory requirements. For 2000, capital requirements for environmental protection and safety compliance are estimated to be approximately $0.1 million.

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

                        LEGAL MATTERS AND CONTINGENCIES

  In the normal course of business, the Company is named as a party in a number of claims and lawsuits. In the past, substantially all of these have been litigated or settled with no significant impact on either the Company's results of operations, financial position or cash flows.

                           NEW ACCOUNTING STANDARDS

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" will require the recognition of all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If the derivative is an effective hedge, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or will be recognized in other comprehensive income until the hedged item is recognized in earnings. PG&E GT-NW is currently evaluating the potential impact of SFAS No. 133. PG&E GT-NW will adopt the new Statement no later than January 1, 2001.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  PG&E Corporation has established an officer-level risk management committee and a risk management policy which is also applicable to PG&E GT-NW. This committee oversees implementation and compliance with the policy and approves each risk management program.

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

  The following table summarizes the annual maturities (including unamortized debt discount) and fair value of long-term debt at December 31, 1999:

                                        Annual Maturities of Debt
                          -----------------------------------------------------
                            Avg.                                                           Fair
                          Interest  2000   2001   2002    2003  2004 Thereafter  Total    Value
                          -------- ------- ---- -------- ------ ---- ---------- -------- --------
                                                  (Dollars in Thousands)
Senior Unsecured Notes,
 due 2005...............    7.10%  $   --  $--  $    --  $  --  $--   $249,866  $249,866 $245,825
Senior Unsecured
 Debentures, due 2025...    7.80%      --   --       --     --   --    147,804   147,804  139,725
Medium Term Notes, due
 2000 to 2003...........    6.76%   31,000  --    33,000  6,000  --        --     70,000   69,524
Commercial Paper........    5.47%      --   --    98,775    --   --        --     98,775   98,775
Capital Lease...........    8.78%      498  543      593    647  705    12,912    15,898   15,898
                                   ------- ---- -------- ------ ----  --------  -------- --------
 Total long-term debt...           $31,498 $543 $132,368 $6,647 $705  $410,582  $582,343 $569,747
                                   ======= ==== ======== ====== ====  ========  ======== ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial statements of PG&E Gas Transmission, Northwest Corporation and its subsidiaries:

    Independent Auditors' Report

    Report of Independent Public Accountants

    Statements of Consolidated Income--for each of the three years ended December 31, 1999, 1998, and 1997
    Consolidated Balance Sheets--as of December 31, 1999 and 1998

    Statements of Consolidated Common Stock Equity--for each of the three years ended December 31, 1999, 1998, and 1997

    Statements of Consolidated Cash Flows--for each of the three years ended December 31, 1999, 1998, and 1997

    Notes to Consolidated Financial Statements

    Quarterly Consolidated Financial Data for 1999 and 1998 (Unaudited)

                         INDEPENDENT AUDITORS' REPORT

To the Shareholder and the Board of Directors of PG&E Gas Transmission, Northwest Corporation:

  We have audited the accompanying Consolidated Balance Sheet of PG&E Gas Transmission, Northwest Corporation and subsidiaries as of December 31, 1999, and the related Statements of Consolidated Income, Common Stock Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of PG&E Gas Transmission, Northwest Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                               /s/ DELOITTE & TOUCHE LLP
                                                  DELOITTE & TOUCHE LLP

Portland, Oregon
January 18, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder and the Board of Directors of PG&E Gas Transmission, Northwest Corporation :

  We have audited the accompanying Consolidated Balance Sheet of PG&E Gas Transmission, Northwest Corporation (a California corporation) and subsidiaries as of December 31, 1998, and the related Statements of Consolidated Income, Common Stock Equity and Cash Flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PG&E Gas Transmission, Northwest Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                /s/ ARTHUR ANDERSEN LLP
                                                   ARTHUR ANDERSEN LLP

Portland, Oregon
February 8, 1999

                       STATEMENTS OF CONSOLIDATED INCOME

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
                                                       (In Thousands)
OPERATING REVENUES:
Gas transportation.............................. $169,994  $183,314  $190,644
Gas transportation for affiliates...............   51,804    51,240    49,064
Other...........................................      949       698       458
                                                 --------  --------  --------
  Total operating revenues......................  222,747   235,252   240,166
                                                 --------  --------  --------
OPERATING EXPENSES:
Administrative and general......................   29,637    31,884    44,067
Operations and maintenance......................   19,805    17,277    19,336
Depreciation and amortization...................   41,361    39,160    40,586
Property and other taxes........................   11,277    11,345    11,378
                                                 --------  --------  --------
  Total operating expenses......................  102,080    99,666   115,367
                                                 --------  --------  --------
OPERATING INCOME................................  120,667   135,586   124,799
                                                 --------  --------  --------
OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during
 construction...................................    1,103       971       445
Other -- net....................................   19,009     2,423   (12,374)
                                                 --------  --------  --------
  Total other income and (income deductions)....   20,112     3,394   (11,929)
                                                 --------  --------  --------
INTEREST EXPENSE:
Interest on long-term debt......................   41,523    42,472    45,150
Allowance for borrowed funds used during
 construction...................................   (1,123)     (996)     (309)
Other interest charges..........................    1,339     1,483     1,174
                                                 --------  --------  --------
  Net interest expense..........................   41,739    42,959    46,015
                                                 --------  --------  --------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX EXPENSE......................   99,040    96,021    66,855
INCOME TAX EXPENSE..............................   37,577    35,739    24,785
                                                 --------  --------  --------
INCOME FROM CONTINUING OPERATIONS...............   61,463    60,282    42,070
                                                 --------  --------  --------
LOSS FROM DISCONTINUED OPERATIONS
   BEFORE INCOME TAXES..........................      --        --    (11,901)
INCOME TAX BENEFIT..............................      --        --      4,157
                                                 --------  --------  --------
NET INCOME......................................   61,463    60,282    34,326
                                                 --------  --------  --------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustment.........      --        --        183
                                                 --------  --------  --------
COMPREHENSIVE INCOME............................ $ 61,463  $ 60,282  $ 34,509
                                                 ========  ========  ========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           December 31,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------
                                                          (In Thousands)
PROPERTY, PLANT, and EQUIPMENT:
Property, plant, and equipment in service............. $1,535,225  $1,500,085
Accumulated depreciation and amortization.............   (513,234)   (479,824)
                                                       ----------  ----------
  Net plant in service................................  1,021,991   1,020,261
Construction work in progress.........................     22,274      37,772
                                                       ----------  ----------
  Total property, plant, and equipment--net...........  1,044,265   1,058,033
                                                       ----------  ----------
CURRENT ASSETS:
Cash and cash equivalents.............................      2,039       1,080
Accounts receivable--gas transportation...............     16,469      15,952
Accounts receivable--fuel balancing accounts and
 other................................................     10,355      10,175
Inventories (at average cost).........................      9,138       7,950
Prepayments and other current assets..................      3,557       3,545
                                                       ----------  ----------
  Total current assets................................     41,558      38,702
                                                       ----------  ----------
DEFERRED CHARGES:
Income tax related regulatory asset...................     25,413      25,400
Deferred charge on reacquired debt....................     11,245      12,449
Unamortized debt expense..............................      3,237       3,625
Other regulatory assets...............................      5,035       5,744
Other.................................................      1,431       1,105
                                                       ----------  ----------
  Total deferred charges..............................     46,361      48,323
                                                       ----------  ----------
TOTAL ASSETS ......................................... $1,132,184  $1,145,058
                                                       ==========  ==========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                             December 31,
                                                         ---------------------
                                                            1999       1998
                                                         ---------- ----------
                                                            (In Thousands)
CAPITALIZATION:
Common stock -- no par value; 1,000 shares authorized,
 issued and outstanding................................. $   85,474 $   85,474
Additional paid-in capital..............................    192,717    192,717
Reinvested earnings.....................................     50,281     68,818
                                                         ---------- ----------
  Total common stock equity.............................    328,472    347,009
Long-term debt..........................................    550,845    587,979
                                                         ---------- ----------
  Total capitalization..................................    879,317    934,988
                                                         ---------- ----------
CURRENT LIABILITIES:
Long-term debt -- current portion.......................     31,498        456
Accounts payable........................................     15,149     18,016
Accounts payable to affiliates..........................      1,368      3,187
Accrued interest........................................      4,101      4,095
Accrued liabilities.....................................      9,632      9,466
Accrued taxes...........................................        924        779
                                                         ---------- ----------
  Total current liabilities.............................     62,672     35,999
                                                         ---------- ----------
DEFERRED CREDITS:
Deferred income taxes...................................    180,061    163,846
Other...................................................     10,134     10,225
                                                         ---------- ----------
  Total deferred credits................................    190,195    174,071
                                                         ---------- ----------
Commitments and contingencies (Note 7)..................        --         --
                                                         ---------- ----------
TOTAL CAPITALIZATION AND LIABILITIES.................... $1,132,184 $1,145,058
                                                         ========== ==========



  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                                                          Unrealized    Total
                                   Additional             Gain (Loss)  Common
                           Common   Paid-in   Reinvested  on Foreign    Stock
                            Stock   Capital    Earnings    Currency    Equity
                           ------- ---------- ----------  ----------  ---------
                                             (In Thousands)
Balance at December 31,
 1996..................... $85,474  $242,000  $ 183,211     $(183)    $ 510,502
  Comprehensive income --
    1997:
    Net income............     --        --      34,326       --         34,326
    Other comprehensive
     income:
      Foreign currency
       translation........     --        --         --        183           183
  Return of capital of
   PG&E Energy Trading to
   parent company.........     --    (49,275)       --        --        (49,275)
  Dividend paid to parent
   company................     --        --     (64,000)      --        (64,000)
    Other.................     --         (8)        (1)      --             (9)
                           -------  --------  ---------     -----     ---------
Balance at December 31,
 1997.....................  85,474   192,717    153,536       --        431,727
  Comprehensive income --
    1998:
    Net income............     --        --      60,282       --         60,282
    Dividend paid to
     parent company.......     --        --    (145,000)      --       (145,000)
                           -------  --------  ---------     -----     ---------
Balance at December 31,
 1998.....................  85,474   192,717     68,818       --        347,009
  Comprehensive income --
    1999:
    Net income............     --        --      61,463       --         61,463
  Dividend paid to parent
   company................     --        --     (80,000)      --        (80,000)
                           -------  --------  ---------     -----     ---------
Balance at December 31,
 1999..................... $85,474  $192,717  $  50,281     $ --      $ 328,472
                           =======  ========  =========     =====     =========



  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                  Years Ended December 31,
                                                ------------------------------
                                                  1999       1998      1997
                                                ---------  --------  ---------
                                                       (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................  $  61,463  $ 60,282  $  34,326
Adjustments to reconcile net income to net
 cash provided by operations:
  Depreciation and amortization...............     42,863    42,759     42,541
  Discontinued operations.....................        --        --       7,744
  Deferred income taxes.......................     16,215    18,119     13,203
  Allowance for equity funds used during
   construction...............................     (1,103)     (971)      (445)
Changes in operating assets and liabilities
 (excluding assets and liabilities acquired,
 transferred, or sold):
  Accounts receivable -- gas transportation
   and other..................................       (697)   (2,679)     4,103
  Accounts payable and accrued liabilities....     (2,694)      372      5,212
  Net receivable/payable -- affiliates........     (1,820)    8,151     12,853
  Accrued taxes...............................        145       (34)    (1,669)
  Inventory...................................     (1,188)   (1,427)      (897)
  Other working capital.......................        (12)      734        499
Regulatory accruals...........................        696       768        880
Other -- net..................................       (417)   (2,730)     4,914
                                                ---------  --------  ---------
    Net cash provided by operating
     activities...............................    113,451   123,344    123,264
                                                ---------  --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures.....................    (25,474)  (48,857)   (37,814)
Allowance for borrowed funds used during
 construction.................................     (1,123)     (996)      (309)
Sale of subsidiaries to affiliated company....        --        --      42,000
Investment expenditures.......................        --        --      (2,891)
Sale of fixed assets..........................        --        --       4,795
                                                ---------  --------  ---------
    Net cash provided by (used in) investing
     activities...............................    (26,597)  (49,853)     5,781
                                                ---------  --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt...................   (134,438)  (65,640)  (109,382)
Long-term debt issued, net of issuance costs..    128,543    89,980     80,617
Dividend paid to parent.......................    (80,000) (145,000)   (64,000)
                                                ---------  --------  ---------
    Net cash used in financing activities.....    (85,895) (120,660)   (92,765)
                                                ---------  --------  ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS.......        959   (47,169)    36,280
CASH AND CASH EQUIVALENTS AT JANUARY 1........      1,080    48,249     11,969
                                                ---------  --------  ---------
CASH AND CASH EQUIVALENTS AT DECEMBER 31......  $   2,039  $  1,080  $  48,249
                                                =========  ========  =========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 1999, 1998 and 1997

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

  The accompanying consolidated financial statements, reflect the results for PG&E GT-NW and its wholly owned subsidiaries including Pacific Gas Transmission International, Inc. (PGT International), Pacific Gas Transmission Company, and the following subsidiaries through their respective dates of disposition (see Note 2, "Dispositions," below):

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

  All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-K. Intercompany accounts and transactions have been eliminated. Prior years' amounts in the consolidated financial statements have been reclassified where necessary to conform to the 1999 presentation.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues, expenses, assets, liabilities and disclosure of contingencies. Actual results could differ from these estimates.

  Business -- PG&E GT-NW is a natural gas pipeline company which owns and operates an interstate pipeline system which extends from the British Columbia-Idaho border to the Oregon-California border, traversing Idaho, Washington, and Oregon.

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

  Risk Management -- PG&E Corporation has established an officer-level risk management committee and a risk management policy which is also applicable to PG&E GT-NW. This committee oversees implementation and compliance with the policy and approves each risk management program.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 1999, 1998 and 1997


  The majority of the Company's financing is done on a fixed-rate basis; thereby substantially reducing the financial risk associated with variable interest rate borrowings. The Company also uses a number of other techniques to mitigate its financial risk, including the purchase of commercial insurance and the maintenance of internal control systems. The extent to which these techniques are used depends on the risk of loss and the cost to employ such techniques. These techniques do not eliminate financial risk to the Company.

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

  The Company applies SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which prescribes general standards for the recognition and measurement of impairment losses. In addition, it requires that regulatory assets continue to be probable of recovery in rates, rather than only at the time the regulatory asset is recorded. Regulatory assets currently recorded would be written off or reserved against if recovery is no longer probable.

  The following regulatory assets and liabilities were reflected in PG&E GT-NW's Consolidated Balance Sheets as of the dates noted:

                                                                 December 31,
                                                                ---------------
                 Regulatory Assets and Liabilities               1999    1998
                 ---------------------------------              ------- -------
                                                                (In Thousands)
     Regulatory Assets:
      Income tax related....................................... $25,413 $25,400
      Deferred charge on reacquired debt.......................  11,245  12,449
      Pension costs............................................   2,771   3,317
      Postretirement benefit costs other than pensions.........   2,264   2,427
      Fuel tracker.............................................   3,786   4,037
                                                                ------- -------
        Total Regulatory Assets................................ $45,479 $47,630
                                                                ======= =======
     Regulatory Liabilities:
      Postretirement benefits other than pensions.............. $ 4,031 $ 2,483
      Unamortized ITC..........................................     173     173
                                                                ------- -------
        Total Regulatory Liabilities........................... $ 4,204 $ 2,656
                                                                ======= =======

  Substantially all of PG&E GT-NW's regulatory assets are provided for in rates charged to customers and are being amortized over future periods.

  Cash Equivalents -- Cash equivalents (stated at cost, which approximates market) include working funds and short-term investments with maturities of three months or less at date of acquisition.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 1999, 1998 and 1997

  Property, Plant, and Equipment -- Utility plant is stated at original cost. The costs of utility plant additions for PG&E GT-NW, including replacements of plant retired, are capitalized. Costs include labor, materials, construction overhead, and an allowance for funds used during construction (AFUDC). AFUDC is the estimated cost of debt and equity funds used to finance regulated plant additions. AFUDC rates, calculated in accordance with FERC authorizations, are based upon the last approved equity rate and an embedded rate for borrowed funds. The equity component of AFUDC is included in other income and the borrowed funds component is recorded as a reduction of interest expense.

  Costs of repairing property and replacing minor items of property are charged to maintenance expense. The original cost of plant retired plus removal costs, less salvage, is charged to accumulated depreciation upon retirement of plant in service. No gain or loss is recognized upon normal retirement of utility plant.

  PG&E GT-NW's tangible utility plant in service is depreciated using a straight-line remaining-life method while its intangible plant in service is amortized over periods of five to seven years.

  The following table sets forth the major classifications of the Company's property, plant, and equipment and its accumulated provisions for depreciation and amortization at December 31 for the periods noted:

                                           Average                   Average
                                        Depreciation/             Depreciation/
                                        Amortization              Amortization
                              Amount        Rate        Amount        Rate
                            ----------  ------------- ----------  -------------
     Property, Plant, and
          Equipment                   1999                      1998
     --------------------   ------------------------- -------------------------
                                             (In Thousands)
   Transmission............ $1,461,422       2.4%     $1,428,160       2.4%
   General.................     32,114       7.3%         32,475       7.3%
   Capital lease...........     17,534       5.0%         17,534       5.0%
   Intangible -- Computer
    software & other.......     24,155      16.4%         21,916      17.4%
                            ----------                ----------
     Utility plant in
      service..............  1,535,225                 1,500,085
   Construction work in
    progress...............     22,274                    37,772
                            ----------                ----------
     Total utility plant...  1,557,499                 1,537,857
   Less accumulated
    provisions for:
     Depreciation..........   (502,744)                 (472,938)
     Amortization..........    (10,490)                   (6,886)
                            ----------                ----------
   Property, plant, and
    equipment -- net....... $1,044,265                $1,058,033
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

  Revenues -- PG&E GT-NW's operating revenues are recorded as services are provided based on rate schedules approved by the FERC.

  Income Taxes -- The Company is included in the consolidated federal income tax return filed by PG&E Corporation. For financial reporting purposes, income taxes are allocated to PG&E GT-NW and its subsidiaries on a modified separate return basis, to the extent such taxes or tax benefits are realized by PG&E Corporation in the consolidated return.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 1999, 1998 and 1997

  Other Comprehensive Income -- For the years ended December 31, 1999 and 1998, PG&E GT-NW did not have any current or accumulated other comprehensive income. For the year ended December 31, 1997, PG&E GT-NW's other comprehensive income was $0.2 million. Other comprehensive income and losses were generated from the activities of PG&E Energy Trading and the PG&E Queensland Gas Pipeline. PG&E Queensland Gas Pipeline and PG&E Australia were sold to another PG&E Corporation affiliate on September 26, 1997, and the shares of PG&E Energy Trading were transferred to PG&E Corporation on June 30, 1997.

  Statements of Consolidated Cash Flows -- Cash paid for interest, net of amounts capitalized, totaled $39.9 million, $35.8 million and $38.2 million, in 1999, 1998 and 1997, respectively. Cash paid for income taxes totaled $21.6 million in 1999 and $20.1 million in 1998 while cash received for income taxes totaled $1.2 million in 1997.

  New Accounting Standards -- SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" will require the recognition of all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If the derivative is an effective hedge, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or will be recognized in other comprehensive income until the hedged item is recognized in earnings. PG&E GT-NW is currently evaluating the potential impact of SFAS No. 133. PG&E GT-NW will adopt the new Statement no later than January 1, 2001.

Note 2: Dispositions

  On June 30, 1997 all of the shares of PG&E Energy Trading were distributed to PG&E Corporation and PG&E Energy Trading's results were reported as discontinued operations. No gain or loss was recognized on the disposal. For the purposes of cash flow presentation, this transfer was a noncash transaction. On September 26, 1997, PG&E GT-NW sold all of its investments in Australia to another PG&E Corporation affiliate. The difference between the sales price and PG&E GT-NW's net investment was credited to stockholder's equity as no gain or loss was recognized upon disposition.

Note 3: Related Party Transactions

  The Company invests its available cash balances with, or borrows from, PG&E Corporation on an interim basis pursuant to a pooled cash management arrangement. The principal amount of this investment is payable upon demand. The balance invested with PG&E Corporation at December 31, 1999 and 1998 was $2.0 million and $0.7 million, respectively (included in "Cash and Cash Equivalents" on the Consolidated Balance Sheets), at an interest rate of 5.4 percent and 5.0 percent, respectively. The interest rate on these cash investments or borrowings averaged 5.0 percent in 1999, 5.4 percent in 1998, and 5.6 percent in 1997. The related interest income was $0.1 million in 1999, $0.1 million in 1998, and $0.3 million in 1997.

  Pacific Gas and Electric Company and PG&E Corporation perform certain administrative services on behalf of PG&E GT-NW for which they have charged PG&E GT-NW approximately $4.5 million in 1999, $3.5 million in 1998 and $0.2 million in 1997. Such amounts are included in PG&E GT-NW's operating expenses. The increased services during 1999 and 1998 primarily represent allocations of corporate overhead expenses. In 1997, employees of other affiliated companies within PG&E Corporation provided investment development services of approximately $1.5 million, which were expensed by the Company.

  In 1999, 1998 and 1997, Pacific Gas and Electric Company and its affiliates, accounted for approximately $51.8 million (23 percent), $51.6 million (22 percent) and $49.1 million (20 percent), respectively, of PG&E GT-NW's transportation revenues.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 1999, 1998 and 1997


Note 4: Long-term Debt

  Long-term debt at December 31, 1999 and 1998, consisted of the following:

                                                              December 31,
                                                            ------------------
                         Long-Term Debt                       1999      1998
                         --------------                     --------  --------
                                                             (In Thousands)
     Senior Unsecured Notes, due 2005...................... $250,000  $250,000
     Senior Unsecured Debentures, due 2025.................  150,000   150,000
     Medium Term Notes, due 2000 to 2003...................   70,000    70,000
     Commercial Paper*.....................................   99,335   104,773
                                                            --------  --------
       Subtotal............................................  569,335   574,773
     Capital Lease Obligation..............................   15,899    16,355
     Unamortized Debt Discount.............................   (2,891)   (2,693)
     Current Portion of Long-Term Debt and Capital Lease...  (31,498)     (456)
                                                            --------  --------
       Long-term debt included in capitalization........... $550,845  $587,979
                                                            ========  ========

  The following table summarizes the annual maturities of long-term debt for the next five years:

                                             2000   2001   2002    2003  2004
                                            ------- ---- -------- ------ ----
                                                 (Dollars in Thousands)
     Annual Maturities of Long-Term Debt
      *.................................... $31,498 $543 $132,368 $6,647 $705

* Commercial paper is included as long-term debt and is backed by revolving bank credit agreements.

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

  In addition, during 1995, $70 million of medium term notes were issued at face values ranging from $1 million to $17 million. The maturity of the notes and the average interest rates are as follows:

                                            Current Amount Average Interest Rate
                                            -------------- ---------------------
                                                       (In Thousands)
   Due 2000................................    $31,000             6.63%
   Due 2002................................     33,000             6.83%
   Due 2003................................      6,000             6.96%
                                               -------
     Total.................................    $70,000             6.76%
                                               =======

  On May 24, 1999, PG&E GT-NW entered into a three-year revolving credit agreement in the amount of $100 million. On the same date, the Company entered into a revolving 364-Day credit agreement in the amount of $50 million, collectively the "Credit Facilities". The three-year revolving credit agreement may be extended for successive one-year periods. The revolving 364-Day credit agreement may be extended for successive 364-Day periods. These Credit Facilities replace the May 31, 1995, $200 million revolving credit agreement. The Credit Facilities contain a covenant which limits total debt to 70 percent of total capitalization. At December 31, 1999 the total debt to total capitalization ratio was 64 percent.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 1999, 1998 and 1997


  These Credit Facilities support PG&E GT-NW's $150 million commercial paper program. At December 31, 1999 and 1998, $98.8 million and $104.5 million, of commercial paper was outstanding at an average interest rate of 6.32 percent and 5.95 percent, respectively. The average balance during 1999 was $98.5 million at an average rate of 5.47 percent. The average balance during 1998 was $111.1 million at an average rate of 5.83 percent. The commercial paper is classified as long-term debt based upon the availability of the committed Credit Facilities and management's intent to maintain such facilities in excess of one year. At December 31, 1999 PG&E GT-NW was in compliance with all terms and conditions of the Credit Facilities and other debt agreements.

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

  Based on the provisions of the lease agreement, PG&E GT-NW accounts for the obligation as a capital lease. The total future commitments are $29.4 million with a principal portion of $15.9 million. The effective interest rate inherent in the lease is 8.8 percent. Effective August 11, 1999, PG&E GT-NW subleased a majority of the office building for a base term through November 1, 2005 with extension and expansion options. Effective October 15, 2000, the Sublessee will occupy the entire building pursuant to its expansion option under the Sublease. The Sublessee also has an option to purchase the building for the greater of its fair market value or the PG&E GT-NW option costs with reimbursement of certain costs to PG&E GT-NW.

  Fair Value -- At December 31, 1999, the Company's primarily fixed rate debt had a carrying value of $582.3 million and had an estimated fair market value of $569.7 million. At December 31, 1998, the Company's primarily fixed rate debt had a carrying value of $588.4 million and had an estimated fair market value of $623.2 million. The estimated fair value of the notes and debentures were based upon quoted market prices. The carrying value for both commercial paper and the capital lease approximate fair value.

Note 5: Income Taxes

  The significant components of income tax expense were:

                                                      Year Ended December 31,
                                                      -------------------------
                    Income Tax Expense                 1999     1998     1997
                    ------------------                -------  -------  -------
                                                          (In Thousands)
     Current -- Federal.............................. $18,780  $15,311  $ 6,460
     Current -- State................................   2,607    2,334    1,065
                                                      -------  -------  -------
       Total current.................................  21,387   17,645    7,525
                                                      -------  -------  -------
     Deferred -- Federal.............................  14,097   15,877   11,304
     Deferred -- State...............................   2,118    2,242    1,824
                                                      -------  -------  -------
       Total deferred................................  16,215   18,119   13,128
                                                      -------  -------  -------
     Investment tax credit amortization..............     (25)     (25)     (25)
                                                      -------  -------  -------
       Total income tax expense...................... $37,577  $35,739  $20,628
                                                      =======  =======  =======

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 1999, 1998 and 1997


  The differences between reported income taxes and tax amounts determined by applying the federal statutory rate of 35 percent to income before income tax expense were:

                                                Year Ended December 31,
                                                -------------------------
                 Income Tax Expense              1999     1998     1997
                 ------------------             -------  -------  -------
                                                    (In Thousands)
     Expected federal income tax expense....... $34,664  $33,607  $19,234
     Increase (decrease) in income tax expense
      resulting from:
       State income taxes, net of federal
        benefit................................   3,349    2,974    1,948
       Valuation allowances against certain
        development costs......................     --       --    (1,046)
       Allowance for equity funds used during
        construction...........................      (7)      50      246
       Other...................................    (429)    (892)     246
                                                -------  -------  -------
         Total income tax expense.............. $37,577  $35,739  $20,628
                                                =======  =======  =======

  The significant components of net deferred income tax liabilities were as follows:

                                                                December 31,
                                                              -----------------
                      Deferred Income Taxes                     1999     1998
                      ---------------------                   -------- --------
                                                               (In Thousands)
     Plant in service........................................ $170,775 $154,783
     Debt financing costs....................................    4,316    4,778
     Regulatory accounts.....................................    2,904    3,176
     Other...................................................    2,066    1,109
                                                              -------- --------
       Net deferred income taxes............................. $180,061 $163,846
                                                              ======== ========

Note 6: Employee Benefit Plans

  Retirement Plan -- PG&E GT-NW provides a noncontributory defined benefit pension plan covering substantially all employees. The retirement benefits under this plan are based on years of service and the employee's base salary. In conformity with accounting for rate-regulated enterprises, regulatory adjustments have been recorded for the difference between pension cost determined for accounting purposes and that for ratemaking, which is based on a funding approach. PG&E GT-NW's policy is to fund each year not more than the maximum amount deductible for federal income tax purposes and not less than the minimum legal funding requirement. Plan assets consist primarily of common stock, fixed-income securities, and cash equivalents.

  Postretirement Benefits Other Than Pensions -- PG&E GT-NW provides a contributory defined benefit medical plan for retired employees and their eligible dependents and a noncontributory defined benefit life insurance plan for retired employees referred to collectively as "Other Benefits". Substantially all employees retiring at or after age 55 who began employment with PG&E GT-NW prior to January 1, 1994, are eligible for these benefits. The medical benefits are provided through plans administered by an insurance carrier or a health maintenance organization. Certain retirees are responsible for a portion of the cost based on years of service.

  The FERC's ratemaking policy with regard to Other Benefits provides for the recognition, as a component of cost-based rates, of allowances for prudently incurred costs of such benefits when determined on an accrual basis that is consistent with the accounting principles set forth in SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," subject to certain funding conditions.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 1999, 1998 and 1997

  As required by the Commission's policy, PG&E GT-NW established irrevocable trusts to fund all benefit payments based upon a prescribed annual test period allowance of $2.1 million. To the extent actual SFAS No. 106 accruals differ from the annual funded amount, a regulatory asset or liability is established to defer the difference pending treatment in the next general rate case filing. Based upon this treatment, PG&E GT-NW had overcollected $4.0 million at December 31, 1999 and $2.5 million at December 31, 1998. Plan assets consist primarily of common stock, fixed-income securities, and cash equivalents.

  PG&E GT-NW adopted SFAS No. 106 effective January 1, 1993 and elected to amortize the resulting estimated transition obligation at January 1, 1993, of approximately $11.2 million over 20 years beginning in 1993. The amortization in 1999, 1998 and 1997 was based upon a revised estimated transition obligation of $8.3 million.

  The assumed health care cost trend rate for participants in the health maintenance plan (HMO) is 5.0 percent for all years. The trend rate for participants in the preferred provider (PPO) and managed indemnity plans are age dependent. For participants under age 65, the trend rate is approximately
9.0 percent in 1999, trending down to an ultimate rate in 2005 of approximately 6.0 percent. For participants age 65 or older, the trend rate is approximately 8.4 percent in 1999, trending down to 6.0 percent in 2005. The effect of a one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 1999, by approximately $1.2 million and the 1999 annual aggregate service and interest costs by approximately $0.1 million.

  The following table reconciles the plans' funded status (the difference between fair value of plan assets and the related benefit obligation) to the prepaid or (accrued) cost recorded on the consolidated balance sheet:

                                                 Pension
                                                Benefits       Other Benefits
                                             ----------------  ----------------
                                              1999     1998     1999     1998
                                             -------  -------  -------  -------
                                                     (In Thousands)
Change in Benefit Obligation
  Benefit obligation at January 1..........  $36,405  $34,525  $12,280  $11,594
  Service cost.............................    1,336    1,159      235      246
  Interest cost............................    2,599    2,450      835      825
  Plan amendments..........................      --       --       --       --
  Actuarial loss...........................   (2,591)     334   (1,058)     293
  Benefits paid............................   (2,210)  (2,063)    (611)    (678)
                                             -------  -------  -------  -------
    Benefit obligation at December 31......  $35,539  $36,405  $11,681  $12,280
                                             =======  =======  =======  =======
Change in Plan Assets
  Fair value of plan assets at January 1...  $43,130  $39,653  $10,214  $ 7,051
  Actual return on plan assets.............    8,638    5,657    1,528    1,602
  Company contribution.....................      --       --     2,173    2,174
  Plan participant contribution............      --       --       --        65
  Expenses paid............................     (140)    (117)      (3)     --
  Benefits paid............................   (2,210)  (2,063)    (609)    (678)
                                             -------  -------  -------  -------
    Fair value of plan assets at December
     31....................................  $49,418  $43,130  $13,303  $10,214
                                             =======  =======  =======  =======
Plan Assets in Excess of Benefit Obligation
  Funded status of plan at December 31.....  $13,880  $ 6,725  $ 1,622  $(2,066)
  Unrecognized actuarial gain..............  (19,678) (13,155)  (5,409)  (3,911)
  Unrecognized prior service cost..........      202      222      --       --
  Unrecognized net transition obligation...      294      360    5,446    5,865
                                             -------  -------  -------  -------
    Accrued benefit (liability)/asset......  $(5,302) $(5,848) $ 1,659  $  (112)
                                             =======  =======  =======  =======

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 1999, 1998 and 1997

  Net benefit cost (income) was as follows:

                                      Pension Benefits       Other Benefits
                                    ----------------------  ------------------
                                     1999    1998    1997   1999  1998   1997
                                    ------  ------  ------  ----  ----  ------
                                               (In Thousands)
Components of Net Periodic Benefit
 Cost
  Service cost for benefits
   earned.......................... $1,336  $1,159  $1,668  $235  $246  $  324
  Interest cost....................  2,599   2,450   2,028   835   825     728
  Expected return on plan assets... (3,918) (3,526) (2,896) (881) (662)   (402)
  Prior service cost amortization..     20      20      22   --    --      --
  Actuarial gain recognized........   (648)   (694)   (496) (207) (212)   (265)
  Transition amount amortization...     65      65      71   419   419     462
                                    ------  ------  ------  ----  ----  ------
    Net periodic cost (income).....   (546)   (526)    397   401   616     847
  Curtailment loss.................    --      --       59   --    --    1,029
  Cost of special termination
   benefits........................    --      --    2,472   --    --      --
                                    ------  ------  ------  ----  ----  ------
    Total net benefit cost
     (income)...................... $ (546) $ (526) $2,928  $401  $616  $1,876
                                    ======  ======  ======  ====  ====  ======

  The following actuarial assumptions were used in determining the plans' funded status and net benefit cost (income). Year end assumptions are used to compute funded status, while prior year end assumptions are used to compute net benefit cost (income).

                                                                       Other
                                                 Pension Benefits    Benefits
                                                 ------------------  ----------
                                                   1999      1998    1999  1998
                                                 --------  --------  ----  ----
Assumptions as of December 31
  Discount rate.................................     7.50%     7.00% 7.50% 7.00%
  Expected rate of return on plan assets........     8.50%     9.00% 8.00% 8.00%
  Rate of future compensation increase..........     5.00%     5.00%  2.9%  2.9%

  Savings Fund Plan -- PG&E GT-NW employees are eligible to participate in one of two Savings Fund Plans. Participating employees can elect to contribute up to 16 percent of their covered compensation on a pretax or after-tax basis. Employee contributions, up to a maximum of 6 percent of covered compensation, are eligible for matching by PG&E GT-NW at specified rates after the employee completes one year of service. The cost of PG&E GT-NW's contributions was charged to expense and to plant in service, and totaled $0.5 million, $0.5 million and $0.7 million, for 1999, 1998 and 1997, respectively.

                  PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

              For the Years Ended December 31, 1998, 1997 and 1996
Note 7: Commitments and Contingencies

  Operating Lease Commitments -- Operating lease expense amounted to $0.6 million in 1999, $0.3 million in 1998 and $1.3 million in 1997. Future minimum payments for operating leases are:

                                                                       Future
       Years Ending December 31,                                     Commitments
       -------------------------                                     -----------
                                                                     (Dollars in
                                                                     Thousands)
       2000.........................................................    $169
       2001.........................................................     137
       2002.........................................................      65
       2003.........................................................      61
       2004.........................................................      52
       Thereafter...................................................     355
                                                                        ----
         Total future commitments...................................    $839
                                                                        ====

  Legal Matters -- In the normal course of business, the Company is named as a party in a number of claims and lawsuits. In the past, substantially all of these have been litigated or settled with no significant impact on either the Company's results of operations, financial position, or cash flows.

SUPPLEMENTARY DATA

                     Quarterly Consolidated Financial Data
                               for 1999 and 1998
                                  (Unaudited)

                                                     Quarter Ended
                                        ----------------------------------------
                                                         Sept.
                                        Mar. 31 June 30   30    Dec. 31  Total
                                        ------- ------- ------- ------- --------
                                                     (In Thousands)
1999
Operating Revenues..................... $57,636 $51,602 $55,709 $57,800 $222,747
Operating Income.......................  31,231  29,215  29,951  30,270  120,667
Net Income.............................  13,111  11,769  15,942  20,641   61,463
1998
Operating Revenues..................... $60,905 $57,203 $58,403 $58,741 $235,252
Operating Income.......................  36,691  34,165  33,335  31,395  135,586
Net Income.............................  15,751  14,447  15,731  14,353   60,282

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Information responding to Item 9 has been previously reported by PG&E Gas Transmission, Northwest Corporation in a current report on Form 8-K dated February 17, 1999, and filed on February 24, 1999, as amended by a Current Report on Form 8-K/A filed on June 11, 1999.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements

    1. The following Financial Statements are filed herewith as part of
      Item 8, Financial Statements and Supplementary Data:

           Statements of Consolidated Income for each of the three years ended December 31, 1999, 1998 and 1997

           Consolidated Balance Sheets as of December 31, 1999 and 1998

           Statements of Consolidated Common Stock Equity for each of the three years ended December 31, 1999, 1998 and 1997

           Statements of Consolidated Cash Flows for each of the three years ended December 31, 1999, 1998 and 1997

           Notes to Consolidated Financial Statements

           Quarterly Consolidated Financial Data for 1999 and 1998 (Unaudited)

    2. Independent Auditors' Report
       Report of Independent Public Accountants

  (b) Exhibits required to be filed by Item 601 of Regulation S-K:

 No.                                 Description
 ---                                 -----------
  3.1 Restated Articles of Incorporation of Pacific Gas Transmission Company
       (PGT) effective January 1, 1998, (incorporated by reference to PG&E GT-
       NW's Current Report on Form 8-K dated January 1, 1998 as filed on
       January 14, 1998 (File No. 0-25842), Exhibit 3.1).

  3.2 By-Laws of PG&E Gas Transmission, Northwest Corporation as amended June
       1, 1999 (incorporated by reference to PG&E GT-NW's Current Report on
       Form 8-K dated August 13, 1999 (File No. 0-25842), Exhibit 3).

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

 10.1 Firm Transportation Service Agreement between Pacific Gas Transmission
       Company and Pacific Gas and Electric Company dated October 26, 1993,
       Rate Schedule FTS-1, and general terms and conditions (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for fiscal year 1993 (File No. 1-2348), Exhibit 10.4).

 10.2 Lease Agreement dated as of April 15, 1994, between Pacific Gas
       Transmission Company and GIC Development 94-I, L.L.C. (incorporated by reference to PGT's Form 10/A (File No. 0-25842), Exhibit 10.3).

 10.3 Sublease between PG&E Gas Transmission, Northwest Corporation and Enron
       Communications, Inc., dated as of August 11, 1999, to the Lease
       Agreement dated as of April 15, 1994, between Pacific Gas Transmission
       Company (now PG&E Gas Transmission, Northwest Corporation) and GIC
       Development 94-I, L.L.C. (incorporated by reference to PG&E GT-NW's Form
       10-Q dated November 12, 1999 (File No. 0-25842), Exhibit 10.1).

 No.                                 Description
 ---                                 -----------
 10.4 Amended and Restated Credit Agreement dated as of May 24, 1999, among
      PG&E Gas Transmission,  Northwest Corporation and certain commercial institutions (incorporated by reference to PG&E  GT-NW's Form 10-Q dated
      November 12, 1999 (File No. 0-25842), Exhibit 10.2).

 10.5 364-Day Credit Agreement dated as of May 24, 1999, among PG&E Gas
      Transmission, Northwest  Corporation and certain commercial institutions
      (incorporated by reference to PG&E GT-NW's  Form 10-Q dated November 12,
      1999 (File No. 0-25842), Exhibit 10.3).

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

 23.1 Consent of Deloitte & Touche LLP (filed herewith).

 23.2 Consent of Arthur Andersen LLP (filed herewith).

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

  (c) Reports on Form 8-K

      Reports on Form 8-K during the quarter ended December 31, 1999 and through the date hereof:

       None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Portland, County of Multnomah, Oregon, on the 23rd day of March, 2000.

                                          PG&E GAS TRANSMISSION, NORTHWEST
                                           CORPORATION
                                           (Registrant)

                                                   /s/ PAULA E. PYRON
                                          By: _________________________________
                                           (Paula E. Pyron, Attorney-in-Fact)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                         Title                       Date
       ---------                         -----                       ----
A. Principal Executive
 Officer

    THOMAS B. KING*      President and Chief Operating Officer  March 23, 2000

B. Principal Financial
 and Accounting Officer

 JEFFREY J. McPARLAND*   Senior Vice President, Chief Financial March 23, 2000
                          Officer & Treasurer

C. Directors

    THOMAS B. KING*      Chairman of the Board                  March 23, 2000

 BRUCE R. WORTHINGTON*   Director                               March 23, 2000

   PETER A. DARBEE*      Director                               March 23, 2000

         /s/ PAULA E. PYRON
*By: ________________________________
 (Paula E. Pyron, Attorney-in-Fact)