Form 10-Q
period 2000-03-31
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 2000-05-11
CIK 75491

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2000.

1,000 shares of common stock no par value. (All shares are owned by PG&E Gas Transmission Corporation.)

Registrant meets the conditions set forth in General Instruction (H) (1) (a) and
   (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS
-----------------

PART I.  Financial Information                                              Page
------------------------------                                              ----

Item 1.   Consolidated Financial Statements

            Statements of Consolidated Income.............................    1

            Consolidated Balance Sheets...................................    2

            Statements of Consolidated Common Stock Equity................    4

            Statements of Consolidated Cash Flows.........................    5

            Notes to Consolidated Financial Statements....................    6

                 Note 1.   Basis of Presentation..........................    6

                 Note 2.   Commitments and Contingencies..................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................    7

PART II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K................................   10

Signatures................................................................   11

Part I: Financial Information
-----------------------------

Item 1.  Consolidated Financial Statements
         ---------------------------------


----------------------------------------------------------------------------------------------------------
                                     Statements of Consolidated Income
                                                (Unaudited)
----------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended March 31,
----------------------------------------------------------------------------------------------------------
(In Thousands)                                                                     2000             1999
----------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
Gas transportation                                                           $     43,829     $     44,472
Gas transportation for affiliates                                                  12,467           13,021
Other                                                                                 390              143
----------------------------------------------------------------------------------------------------------
     Total operating revenues                                                      56,686           57,636
----------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Administrative and general                                                          7,398            8,990
Operations and maintenance                                                          3,566            4,404
Depreciation and amortization                                                      10,340           10,160
Property and other taxes                                                            2,974            2,851
----------------------------------------------------------------------------------------------------------
     Total operating expenses                                                      24,278           26,405
----------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                   32,408           31,231
----------------------------------------------------------------------------------------------------------
OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during construction                                   181              370
Interest income                                                                        41               50
Other - net                                                                           (33)            (197)
----------------------------------------------------------------------------------------------------------
     Total other income and (income deductions)                                       189              223
----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on long-term debt                                                         10,255           10,297
Allowance for borrowed funds used during construction                                (190)            (378)
Other interest charges                                                                322              329
----------------------------------------------------------------------------------------------------------
     Net interest expense                                                          10,387           10,248
----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                         22,210           21,206

INCOME TAX EXPENSE                                                                  8,570            8,097
----------------------------------------------------------------------------------------------------------
NET INCOME                                                                   $     13,640     $     13,109
----------------------------------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

-------------------------------------------------------------------------------------------------------------------------
                                               Consolidated Balance Sheets
                                                       (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
                                                         ASSETS
-------------------------------------------------------------------------------------------------------------------------
                                                                                        March 31,            December 31,
(In Thousands)                                                                            2000                   1999
-------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT, and EQUIPMENT:
Property, plant and equipment in service                                              $1,543,870              $1,535,225
Accumulated depreciation and amortization                                               (522,904)               (513,234)
------------------------------------------------------------------------------------------------------------------------
  Net plant in service                                                                 1,020,966               1,021,991
Construction work in progress                                                             15,534                  22,274
------------------------------------------------------------------------------------------------------------------------
     Total property, plant and equipment - net                                         1,036,500               1,044,265
------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                                                                  1,788                   2,039
Accounts receivable - gas transportation                                                  15,097                  16,469
Accounts receivable - fuel balancing  and other                                            9,939                  10,355
Inventories (at average cost)                                                              9,280                   9,138
Prepayments and other current assets                                                       1,897                   3,557
------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                 38,001                  41,558
------------------------------------------------------------------------------------------------------------------------

DEFERRED CHARGES:
Income tax related regulatory assets                                                      25,306                  25,413
Deferred charge on reacquired debt                                                        10,944                  11,245
Unamortized debt expense                                                                   3,140                   3,237
Other regulatory assets                                                                    4,890                   5,035
Other                                                                                      1,749                   1,431
------------------------------------------------------------------------------------------------------------------------
     Total deferred charges                                                               46,029                  46,361
------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                          $1,120,530              $1,132,184
------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

----------------------------------------------------------------------------------------------------------------------------
                                                Consolidated Balance Sheets
                                                        (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                               CAPITALIZATION AND LIABILITIES
                                                                                           March 31,            December 31,
(In Thousands)                                                                               2000                   1999
----------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION:
Common stock - no par value, 1,000 shares authorized,
     issued and outstanding                                                               $   85,474              $   85,474
Additional paid-in capital                                                                   192,717                 192,717
Reinvested earnings                                                                           63,921                  50,281
----------------------------------------------------------------------------------------------------------------------------
     Total common stock equity                                                               342,112                 328,472
Long-term debt                                                                               515,850                 550,845
----------------------------------------------------------------------------------------------------------------------------
     Total capitalization                                                                    857,962                 879,317
----------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
Long-term debt - current portion                                                              31,512                  31,498
Accounts payable                                                                              10,603                  15,149
Accounts payable - affiliated companies                                                        6,030                   1,368
Accrued interest                                                                              10,235                   4,101
Accrued liabilities                                                                            9,083                   9,632
Accrued taxes                                                                                  1,725                     924
----------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                69,188                  62,672
----------------------------------------------------------------------------------------------------------------------------

DEFERRED CREDITS:
Deferred income taxes                                                                        183,597                 180,061
Other                                                                                          9,783                  10,134
----------------------------------------------------------------------------------------------------------------------------
     Total deferred credits                                                                  193,380                 190,195
----------------------------------------------------------------------------------------------------------------------------

COMMITMENTS and CONTINGENCIES (Note 2)                                                             -                       -
----------------------------------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES                                                      $1,120,530              $1,132,184
----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

------------------------------------------------------------------------------------------------------------------------------
                                        Statements of Consolidated Common Stock Equity
                                                          (Unaudited)

                                                                                                     Three Months Ended
                                                                                                           March 31,
------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                                      2000               1999
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                                                                  $  328,472          $  347,009
     Comprehensive income:
            Net income                                                                              13,640              13,109
     Dividend paid to parent company                                                                     -             (15,000)
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                                                        $  342,112          $  345,118
------------------------------------------------------------------------------------------------------------------------------

      The accompanying Notes to Consolidated Financial Statements are an
                      integral part of these statements.

-------------------------------------------------------------------------------------------------------------------------
                                          Statements of Consolidated Cash Flows
                                                       (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended
                                                                                                        March 31,
-------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                                  2000                1999
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $     13,640       $      13,109
Adjustments to reconcile net income to net cash provided by
  Operations:
        Depreciation and amortization                                                          11,157              10,440
        Deferred income taxes                                                                   3,536               3,848
        Allowance for equity funds used during construction                                      (181)               (370)
  Changes in operating assets and liabilities:
        Accounts receivable - gas transportation and other                                      1,788               2,096
        Accounts payable and accrued liabilities                                                1,039               1,390
        Net receivable/payable  - affiliates                                                    4,662               2,564
        Accrued taxes                                                                             801                 849
        Inventory                                                                                (142)             (1,176)
        Other working capital                                                                   1,660               1,393
  Regulatory accruals                                                                             253                  61
  Other - net                                                                                    (670)              1,407
-------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                            37,543              35,611
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                                                                      (2,234)             (9,461)
Allowance for borrowed funds used during construction                                            (190)               (378)
-------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                                (2,424)             (9,839)
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                                                   (41,439)            (27,917)
Long-term debt issued, net of issuance costs                                                    6,069              18,620
Dividend paid to parent                                                                             -             (15,000)
-------------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                               (35,370)            (24,297)
-------------------------------------------------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                          (251)              1,475

CASH AND CASH EQUIVALENTS AT JANUARY 1                                                          2,039               1,080
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT MARCH 31                                                    $      1,788       $       2,555
-------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
Cash paid for (received from):
          Interest                                                                       $      3,296       $       3,759
          Income taxes                                                                   $          -       $           -
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

     The accompanying unaudited consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for PG&E GT-NW and its wholly owned subsidiaries, Pacific Gas Transmission Company and Pacific Gas Transmission International, Inc.

     PG&E GT-NW and its subsidiaries are collectively referred to herein as the "Company". This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in
Item 8, Financial Statements and Supplementary Data, in the Company's Form 10-K for the fiscal year ended December 31, 1999.

     In the opinion of management, the accompanying statements reflect all adjustments necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. Subsidiary intercompany accounts and transactions have been eliminated. Prior year's amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2000 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Note 2:  Commitments and Contingencies
---------------------------------------

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

     PG&E GT-NW and its subsidiaries are collectively referred to herein as the "Company". This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in
Item 8, Financial Statements and Supplementary Data in the Company's Form 10-K for the fiscal year ended December 31, 1999.

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

CHANGING REGULATORY ENVIRONMENT
-------------------------------

     In February 2000, FERC issued Order 637 to promote competition in the short-term transportation market. The order lifted the rate cap for short-term capacity release transactions for a period of two years and established new reporting requirements that would increase price transparency for short-term capacity. The removal of the price cap only applies to capacity release transactions and is unlikely to provide any material short-term benefits to PG&E GT-NW. The Order also modified regulations related to certain pipeline system operations, such as scheduling procedures, capacity segmentation and penalties. PG&E GT-NW will be required to make minor changes to its system to implement the new regulations. FERC also issued a Statement of Policy in September 1999 addressing certification of new interstate natural gas facilities. Among other things, this Statement of Policy has modified on a prospective basis the Commission's guidelines for evaluating the market need and pricing of new pipeline capacity.

     These regulatory initiatives are not expected to have a material impact on PG&E GT-NW's financial position, liquidity or results of operations in the foreseeable future.

ACCOUNTING FOR THE EFFECTS OF REGULATION
----------------------------------------

     PG&E GT-NW currently accounts for the financial effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for
the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, PG&E GT-NW has accumulated approximately $44.5 million of regulatory assets and $4.5 million of regulatory liabilities as of March 31, 2000.


RESULTS OF OPERATIONS
---------------------

     Selected operating results and other data are as follows:

                                                               Three Months Ended
                                                                    March 31,
                                                              2000             1999
                                                          -----------      -----------
                                                                  (In Millions)
Operating revenues                                       $       56.7   $       57.6
Operating expenses                                               24.3           26.4
                                                          -----------    -----------
    Operating income                                             32.4           31.2
Other income and (income deductions)                               .2             .2
Net interest expense                                             10.4           10.2
                                                          -----------    -----------
    Income before taxes                                          22.2           21.2
Income tax expense                                                8.6            8.1
                                                          -----------    -----------
    Net Income                                           $       13.6   $       13.1
                                                          ===========    ===========


     Net Income - Income for the three months ended March 31, 2000 increased $0.5 million compared to the same period in 1999. The increase in income primarily resulted from lower Operating Expenses reflecting severance and relocation charges recorded in 1999, partially offset by lower Operating Revenues in 2000.

     Operating Revenues - Operating revenues for the three months ended March 31, 2000 decreased $0.9 million compared to the same period in 1999. The decrease primarily resulted from lower long-term firm, short-term firm and interruptible revenues.

     Operating Expenses - The components of total operating expenses are as follows:


                                                                Three Months Ended
                                                                     March 31,
                                                              2000             1999
                                                          -----------      -----------
                                                                  (In Millions)
Administrative and general                              $        7.4      $        9.0
Operations and maintenance                                       3.6               4.4
Depreciation and amortization                                   10.3              10.2
Property and other taxes                                         3.0               2.8
                                                         -----------       -----------
    Total operating expenses                            $       24.3      $       26.4
                                                         ===========       ===========

     For the three months ended March 31, 2000, compared with the same period in 1999, operating expenses decreased $2.1 million. The decrease reflects expenses incurred in 1999 for employee relocation and severance costs associated with consolidating various functions and for transitioning systems and applications into the year 2000. The three months ended March 31, 2000 also reflects lower labor and Gas Research Institute surcharges than for the same period in 1999.

     Interest Expense - Interest expense for the three months ended March 31, 2000 was comparable to interest expense for the same period in 1999. The lower average debt balance was more than offset by higher interest rates and lower AFUDC. For the three months ended March 31, 2000 and 1999, the average interest rate was approximately 7.4 percent and 7.2 percent, respectively, while the average balance of long-term debt (excluding capital lease obligations) outstanding was $553 million and $578 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Sources of Capital - The Company's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing and capital contributions from its parent company. PG&E GT-NW has paid dividends as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures, and maintaining appropriate cash balances.

     Net Cash Provided by Operating Activities - For the three months ended March 31, 2000, net cash provided by operating activities was $37.5 million, compared with $35.6 million for the same period in 1999. The $1.9 million increase was primarily due to the reduction in other working capital.

     Net Cash Used in Investing Activities - For the three months ended March 31, 2000 compared to the same period in 1999, net cash used in investing activities decreased by $7.4 million. The decrease primarily reflects lower construction expenditures in 2000.

     Net Cash Used in Financing Activities - For the three months ended March 31, 2000, cash used in financing activities was $35.4 million reflecting the reduction in long-term debt.


NEW ACCOUNTING STANDARDS
------------------------

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

PART II:  Other Information
---------------------------


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits:

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

               Exhibit 27 - Financial Data Schedule for the three months ended March 31, 2000.

     (b) No reports on Form 8-K were issued during the quarter ended March 31, 2000 and through the date hereof.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION
                 --------------------------------------------
                                 (Registrant)



May 11, 2000   By:  /s/ STANLEY C. KARCZEWSKI
                    ----------------------------------
                    Name:   Stanley C. Karczewski
                    Title:  Vice President and Controller

                                 EXHIBIT INDEX


Exhibit No.:    Description of Exhibit


    12          Computation of Ratio of Earnings to Fixed Charges

    27          Financial Data Schedule for the three months ended March 31,
                2000.