Form 10-Q
period 2000-06-30
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 2000-08-11
CIK 75491

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended June 30, 2000
                                     OR
[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period ______________ to ______________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                    ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11 , 2000.

1,000 shares of common stock no par value. (All shares are owned by PG&E Gas Transmission Corporation.)

Registrant meets the conditions set forth in General Instruction (H) (1) (a) and
   (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS
-----------------

PART I.  Financial Information                                             Page
------------------------------
Item 1.    Consolidated Financial Statements

               Statements of Consolidated Income                             1

               Consolidated Balance Sheets                                   2

               Statements of Consolidated Common Stock Equity                4

               Statements of Consolidated Cash Flows                         5

               Notes to Consolidated Financial Statements                    6

                    Note 1.  Basis of Presentation                           6

                    Note 2.  Commitments and Contingencies                   6

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     7

PART II.  Other Information
---------------------------

Item 6.    Exhibits and Reports on Form 8-K                                 11

Signatures                                                                  12

PART I: FINANCIAL INFORMATION
-----------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
        ---------------------------------

----------------------------------------------------------------------------------------------------------------------------------

                                       Statements of Consolidated Income
                                                  (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------

                                                                   Three Months Ended                 Six Months Ended
                                                                        June 30,                           June 30,
----------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                      2000          1999              2000          1999
----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
Gas transportation                                                    $   43,398    $   39,118       $   87,270         $   83,590
Gas transportation for affiliates                                         12,583        12,346           25,007             25,367
Other                                                                        358           138              748                281
----------------------------------------------------------------------------------------------------------------------------------
     Total operating revenues                                             56,339        51,602          113,025            109,238
----------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Administrative and general                                                 7,371         4,023           14,769             13,013
Operations and maintenance                                                 3,629         5,332            7,195              9,736
Depreciation and amortization                                             10,383        10,233           20,723             20,393
Property and other taxes                                                   2,806         2,799            5,780              5,650
----------------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                             24,189        22,387           48,467             48,792
----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                          32,150        29,215           64,558             60,446
----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during construction                           93           322              274                692
Interest income                                                               34            31               75                 82
Other - net                                                                 (119)         (223)            (152)              (419)
----------------------------------------------------------------------------------------------------------------------------------
     Total other income and (income deductions)                                8           130              197                355
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on long-term debt                                                 9,764        10,275           20,019             20,572
Allowance for borrowed funds used during construction                        (88)         (323)            (278)              (701)
Other interest charges                                                       316           324              638                653
----------------------------------------------------------------------------------------------------------------------------------
     Net interest expense                                                  9,992        10,276           20,379             20,524
----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                22,166        19,069           44,376             40,277

INCOME TAX EXPENSE                                                         8,635         7,300           17,205             15,397

----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $   13,531    $   11,769       $   27,171         $   24,880
----------------------------------------------------------------------------------------------------------------------------------

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

-----------------------------------------------------------------------------------------------------------------------

                                              Consolidated Balance Sheets
                                                      (Unaudited)
------------------------------------------------------------------------------------------------------------------------
                                                        ASSETS
------------------------------------------------------------------------------------------------------------------------
                                                                                         June 30,           December 31,
(In Thousands)                                                                             2000                 1999
------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT and EQUIPMENT:
Property, plant and equipment in service                                           $   1,541,653        $      1,535,225
Accumulated depreciation and amortization                                               (531,197)               (513,234)
------------------------------------------------------------------------------------------------------------------------
  Net plant in service                                                                 1,010,456               1,021,991
Construction work in progress                                                             18,814                  22,274
------------------------------------------------------------------------------------------------------------------------
     Total property, plant and equipment - net                                         1,029,270               1,044,265
------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                                                                  1,256                   2,039
Accounts receivable - gas transportation                                                  15,415                  16,469
Accounts receivable - fuel balancing and other                                             1,523                  10,355
Inventories (at average cost)                                                              9,707                   9,138
Prepayments and other current assets                                                         452                   3,557
------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                 28,353                  41,558
------------------------------------------------------------------------------------------------------------------------

DEFERRED CHARGES:
Income tax related regulatory assets                                                      25,199                  25,413
Deferred charge on reacquired debt                                                        10,642                  11,245
Unamortized debt expense                                                                   3,043                   3,237
Other regulatory assets                                                                    4,748                   5,035
Other                                                                                      2,251                   1,431
------------------------------------------------------------------------------------------------------------------------
     Total deferred charges                                                               45,883                  46,361
------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                       $   1,103,506        $      1,132,184
------------------------------------------------------------------------------------------------------------------------

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

---------------------------------------------------------------------------------------------------------------------------------

                                                Consolidated Balance Sheets
                                                        (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                               CAPITALIZATION AND LIABILITIES
----------------------------------------------------------------------------------------------------------------------------------
                                                                                            June 30,                December 31,
(In Thousands)                                                                                2000                     1999
----------------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION:
Common stock - no par value, 1,000 shares authorized,
  issued and outstanding                                                                $     85,474              $   85,474
Additional paid-in capital                                                                   192,717                 192,717
Reinvested earnings                                                                           77,452                  50,281
------------------------------------------------------------------------------------------------------------------------------------
  Total common stock equity                                                                  355,643                 328,472
Long-term debt                                                                               491,532                 550,845
------------------------------------------------------------------------------------------------------------------------------------
  Total capitalization                                                                       847,175                 879,317
------------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
Long-term debt - current portion                                                              31,522                  31,498
Accounts payable                                                                              12,599                  15,149
Accounts payable - affiliated companies                                                       10,062                   1,368
Accrued interest                                                                               4,008                   4,101
Accrued liabilities                                                                              876                   9,632
Accrued taxes                                                                                    878                     924
------------------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                                   59,945                  62,672
------------------------------------------------------------------------------------------------------------------------------------

DEFERRED CREDITS:
Deferred income taxes                                                                        187,113                 180,061
Other                                                                                          9,273                  10,134
------------------------------------------------------------------------------------------------------------------------------------
  Total deferred credits                                                                     196,386                 190,195
------------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS and CONTINGENCIES (Note 2)                                                             -                       -
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                                    $  1,103,506            $  1,132,184
------------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

------------------------------------------------------------------------------------------------------------------------------------

                                        Statements of Consolidated Common Stock Equity
                                                          (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Six Months Ended
                                                                                                            June 30,
------------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                                      2000                1999
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT BEGINNING OF PERIOD                                                                 $   328,472         $   347,009

  Net income                                                                                        27,171              24,880
  Dividend paid to parent company                                                                        -             (30,000)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                                                       $   355,643         $   341,889
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

-------------------------------------------------------------------------------------------------------------------------

                                               Statements of Consolidated Cash Flows
                                                            (Unaudited)

                                                                                                        Six Months
                                                                                                           Ended
                                                                                                         June 30,
-------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                                   2000                1999
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                  $  27,171           $  24,880
Adjustments to reconcile net income to net cash provided by
 Operations:
     Depreciation and amortization                                                             22,477              22,048
     Deferred income taxes                                                                      7,052               7,622
     Allowance for equity funds used during construction                                         (274)               (692)
  Changes in operating assets and liabilities:
     Accounts receivable - gas transportation and other                                         9,886               2,831
     Accounts payable and accrued liabilities                                                 (11,399)             (4,578)
     Net receivable/payable - affiliates                                                        8,694              (1,393)
     Accrued taxes                                                                                (46)              1,891
     Inventory                                                                                   (569)             (1,300)
     Other working capital                                                                      3,105               2,641
Regulatory accruals                                                                              (820)              1,003
Other - net                                                                                      (861)                225
-------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                                64,416              55,178
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                                                                      (5,175)            (17,181)
Allowance for borrowed funds used during construction                                            (278)               (701)
-------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                     (5,453)            (17,882)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                                                   (81,500)            (59,098)
Long-term debt issued, net of issuance costs                                                   21,754              50,771
Dividend paid to parent                                                                             -             (30,000)
-------------------------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                                                    (59,746)            (38,327)
-------------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                          (783)             (1,031)

CASH AND CASH EQUIVALENTS AT JANUARY 1                                                          2,039               1,080

-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT JUNE 30                                                        $   1,256           $      49
-------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid for (received from):
     Interest                                                                               $  19,513           $  22,778
     Income taxes                                                                           $       -           $   6,438
-------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------


Note 1: Basis of Presentation
-----------------------------

   PG&E Gas Transmission, Northwest Corporation (GTN), incorporated in California in 1957, is affiliated with, but is not the same company as, Pacific Gas and Electric Company, the gas and electric company serving Northern and Central California. PG&E Corporation is the ultimate corporate parent for both GTN and Pacific Gas and Electric Company.

   The accompanying unaudited consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for GTN and its wholly owned subsidiaries, Pacific Gas Transmission Company and Pacific Gas Transmission International, Inc.

   GTN and its subsidiaries are collectively referred to herein as the "Company." This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in
Item 8, Financial Statements and Supplementary Data, in the Company's Form 10-K for the fiscal year ended December 31, 1999.

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

Note 2: Commitments and Contingencies
--------------------------------------

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------


GENERAL
-------

   The unaudited consolidated financial statements include GTN and its wholly owned subsidiaries.

   GTN and its subsidiaries are collectively referred to herein as the "Company." This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in
Item 8, Financial Statements and Supplementary Data in the Company's Form 10-K for the fiscal year ended December 31, 1999.

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

   GTN's transportation system provides access to natural gas from producing fields in western Canada and extends from the British Columbia-Idaho border to the Oregon-California border. GTN's transportation system also provides service to various delivery points in Idaho, Washington, and Oregon. GTN's natural gas transportation services are regulated by the Federal Energy Regulatory Commission (FERC or the Commission). Various safety issues are subject to the jurisdiction of the United States Department of Transportation.

CHANGING REGULATORY ENVIRONMENT
-------------------------------

   In February 2000, FERC issued Order 637 to promote competition in the short-term transportation market. The order lifted the rate cap for short-term capacity release transactions for a period of two years and established new reporting requirements that would increase price transparency for short-term capacity. The removal of the price cap only applies to capacity release transactions and is unlikely to provide any material short-term benefits to GTN. The Order also modified regulations related to certain pipeline system operations, such as scheduling procedures, capacity segmentation and penalties. GTN will be required to make minor changes to its system to implement the new regulations. FERC also issued a Statement of Policy in September 1999 addressing certification of new interstate natural gas facilities. Among other things, this Statement of Policy has modified on a prospective basis the Commission's guidelines for evaluating the market need and pricing of new pipeline capacity.

   These regulatory initiatives are not expected to have a material impact on GTN's financial position, liquidity or results of operations in the foreseeable future.

ACCOUNTING FOR THE EFFECTS OF REGULATION
----------------------------------------

   GTN currently accounts for the financial effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, GTN has accumulated approximately $41.9 million of regulatory assets and $4.7 million of regulatory liabilities as of June 30, 2000.

RESULTS OF OPERATIONS
---------------------

  Selected operating results and other data are as follows:

                                                                Three Months Ended             Six Months Ended
                                                                      June 30,                     June 30,
                                                                 2000          1999             2000          1999
                                                               --------      --------       --------      --------
                                                                     (In Millions)                  (In Millions)
Operating revenues                                            $   56.3   $   51.6           $   113.0   $   109.2
Operating expenses                                                24.2       22.4                48.4        48.8
                                                                --------   --------            --------    --------
   Operating income                                               32.1       29.2                64.6        60.4
Other income and (income deductions)                                 -         .2                  .2          .4
Net interest expense                                              10.0       10.3                20.4        20.5
                                                                --------   --------            --------   --------
   Income before taxes                                            22.1       19.1                44.4        40.3
Income tax expense                                                 8.6        7.3                17.2        15.4
                                                                --------   --------            --------   --------
   Net Income                                                 $   13.5   $   11.8           $    27.2   $    24.9
                                                                ========   ========            ========   ========


  Net Income - Income for the three and six month periods ended June 30, 2000 increased $1.7 million and $2.3 million, respectively, compared to the same periods in 1999. The increases in the 2000 periods were primarily the result of higher operating revenues.

  Operating Revenues - Operating revenues for the three and six month periods ended June 30, 2000 increased $4.7 million and $3.8 million, respectively, compared to the same periods in 1999. The increases in the three month and six month periods ended June 2000 reflect a refund to customers of $3.9 million in GRI surcharges in May 1999 as ordered by FERC, effectively reducing revenues in the 1999 reporting periods. The additional increase in the three months ended June 2000 was due to greater short-term firm and interruptible service revenues.

  Operating Expenses - The components of total operating expenses are as follows:

                                                                Three Months Ended             Six Months Ended
                                                                      June 30,                       June 30,
                                                                 2000             1999           2000             1999
                                                              ---------         ---------      ---------        ---------
                                                                      (In Millions)                 (In Millions)
Administrative and general                                 $     7.4          $    4.0      $    14.7         $   13.0
Operations and maintenance                                       3.6               5.4            7.2              9.7
Depreciation and amortization                                   10.4              10.2           20.7             20.4
Property and other taxes                                         2.8               2.8            5.8              5.7
                                                            ---------          --------       --------         --------
    Total operating expenses                               $    24.2          $   22.4      $    48.4         $   48.8
                                                            =========          ========       ========         ========


  For the three and six month periods ended June 30, 2000, compared with the same periods in 1999, operating expenses increased $1.8 million and decreased $0.4 million, respectively. The increase in the three-month period reflects increased administrative and general expenses driven primarily by a credit of $3.9 million for the Gas Research Institute refund in 1999, partially offset by lower operations and maintenance expenses in 2000. Total operating expenses were comparable in the six month periods ended June 30, 2000 and 1999 as additional reorganization costs in 1999 partly offset the effect of the Gas Research Institute refund.

  Interest Expense - Interest expense for the three and six month periods ended June 30, 2000 decreased $0.3 million and $0.1 million, respectively, compared to the same periods in 1999. The lower average debt balance was somewhat offset by higher interest rates. For the three months ended June 30, 2000 and 1999, the average interest rate was approximately 7.6 percent and 7.2 percent, respectively, while the average balance of long-term debt (excluding capital lease obligations) outstanding was $522 million and $570 million, respectively. For the six months ended June 30, 2000 and 1999, the average interest rate was approximately 7.5 percent and 7.2 percent, respectively, while the average balance of long-term debt (excluding capital lease obligations) outstanding was $538 million and $574 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  Sources of Capital - The Company's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing and capital contributions from its parent company. GTN has paid dividends as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures, and maintaining appropriate cash balances.

  Net Cash Provided by Operating Activities - For the six months ended June 30, 2000, net cash provided by operating activities was $64.4 million, compared with $55.2 million for the same period in 1999. The $9.2 million increase was primarily due to the timing of payment on affiliate balances and additional net income.

  Net Cash Used in Investing Activities - For the six months ended June 30, 2000, compared to the same period in 1999, net cash used in investing activities decreased $12.4 million. The decrease primarily reflects lower construction expenditures in 2000.

  Net Cash Used in Financing Activities - For the six months ended June 30, 2000, cash used in financing activities was $59.7 million reflecting a net decrease in long-term debt. For the six months ended June 30, 1999, cash used in financing activities was $38.3 million resulting from a $30 million dividend and from a net decrease in long-term debt of $8.3 million.

NEW ACCOUNTING STANDARD
-----------------------

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, will require the recognition of all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If the derivative is an effective hedge, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or will be recognized in other comprehensive income until the hedged item is recognized in earnings. GTN is currently evaluating the potential impact of SFAS No. 133. GTN expects to adopt the new Statement no later than January 1, 2001.

  PART II:  OTHER INFORMATION
  ---------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

  (a) Exhibits:

          Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.
          Exhibit 27 - Financial Data Schedule for the six months ended June 30,
                       2000.

  (b) No reports on Form 8-K were issued during the quarter ended June 30, 2000 and through the date hereof.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION
                ---------------------------------------------
                                 (Registrant)



August 11, 2000   By:     /s/  STANLEY C. KARCZEWSKI
                          ----------------------------------
                  Name:   Stanley C. Karczewski
                  Title:  Vice President and Controller