Form 10-Q
period 2000-09-30
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 2000-11-09
CIK 75491

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000
                                     OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period ____________ to _____________

                          COMMISSION FILE NO. 0-25842

                 PG&E Gas Transmission, Northwest Corporation
            (Exact name of registrant as specified in its charter)


               California                                        94-1512922
(State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
            or organization)
      1400 SW Fifth Avenue, Suite 900,                              97201
              Portland, OR                                        (Zip code)
 (Address of principal executive offices)

      Registrant's telephone number, including area code:  (503) 833-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 2000.

1,000 shares of common stock no par value. (All shares are owned by PG&E Gas Transmission Corporation.)

Registrant meets the conditions set forth in General Instruction (H) (1) (a) and
   (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS
-----------------

                                                                          Page
PART I:  Financial Information
------------------------------

Item 1.    Consolidated Financial Statements

              Statements of Consolidated Income                             1

              Consolidated Balance Sheets                                   2

              Statements of Consolidated Common Stock Equity                4

              Statements of Consolidated Cash Flows                         5

              Notes to Consolidated Financial Statements                    6

                 Note 1:  Basis of Presentation                             6

                 Note 2:  Commitments and Contingencies                     6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      7

PART II:  Other Information
--------------------------------

Item 6.    Exhibits and Reports on Form 8-K                                11

Signatures                                                                 12

PART I:  FINANCIAL INFORMATION
--------------------------------

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

--------------------------------------------------------------------------------

                       Statements of Consolidated Income
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                             Three Months Ended                  Nine Months Ended
                                                               September 30,                       September 30,
-------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                             2000            1999             2000              1999
-------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
Gas transportation                                       $    48,756     $    42,279     $    136,026       $     125,869
Gas transportation for affiliates                             13,049          13,291           38,056              38,658
Other                                                            341             139            1,089                 420
-------------------------------------------------------------------------------------------------------------------------
     Total operating revenues                                 62,146          55,709          175,171             164,947
-------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Administrative and general                                     7,174           8,165           21,943              21,178
Operations and maintenance                                     5,582           4,403           12,776              14,139
Depreciation and amortization                                 10,373          10,346           31,095              30,739
Property and other taxes                                       2,838           2,844            8,619               8,494
-------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                 25,967          25,758           74,433              74,550
-------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                              36,179          29,951          100,738              90,397
-------------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during construction              104             235              377                 927
Interest income                                                   32              59              107                 140
Other - net                                                     (201)          6,170             (352)              5,750
-------------------------------------------------------------------------------------------------------------------------
     Total other income and (income deductions)                  (65)          6,464              132               6,817
-------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on long-term debt                                     9,470          10,447           29,489              30,979
Allowance for borrowed funds used during construction            (90)           (240)            (367)               (942)
Other interest charges                                           399             326            1,037               1,019
-------------------------------------------------------------------------------------------------------------------------
     Net interest expense                                      9,779          10,533           30,159              31,056
-------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                    26,335          25,882           70,711              66,158

INCOME TAX EXPENSE                                            10,198           9,940           27,403              25,337

-------------------------------------------------------------------------------------------------------------------------
NET INCOME                                               $    16,137     $    15,942     $     43,308       $      40,821
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

--------------------------------------------------------------------------------

                          Consolidated Balance Sheets
                                  (Unaudited)

--------------------------------------------------------------------------------
                                    ASSETS
--------------------------------------------------------------------------------

                                                      September 30,             December 31,
(In Thousands)                                            2000                     1999
----------------------------------------------------------------------------------------------
PROPERTY, PLANT and EQUIPMENT:
Property, plant and equipment in service           $      1,543,333        $      1,535,225
Accumulated depreciation and amortization                  (541,657)               (513,234)
----------------------------------------------------------------------------------------------
  Net plant in service                                    1,001,676               1,021,991
Construction work in progress                                21,324                  22,274
----------------------------------------------------------------------------------------------
     Total property, plant and equipment - net            1,023,000               1,044,265
----------------------------------------------------------------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                                       899                   2,039
Accounts receivable - gas transportation                     17,820                  16,469
Accounts receivable - fuel balancing and other                4,046                  10,355
Accounts receivable - affiliated companies                    4,298                   4,159
Inventories (at average cost)                                 8,728                   9,138
Prepayments and other current assets                            683                   3,557
----------------------------------------------------------------------------------------------
     Total current assets                                    36,474                  45,717
----------------------------------------------------------------------------------------------

DEFERRED CHARGES:
Income tax related regulatory assets                         25,079                  25,413
Deferred charge on reacquired debt                           10,341                  11,245
Unamortized debt expense                                      2,946                   3,237
Other regulatory assets                                       3,639                   5,035
Other                                                         3,193                   1,431
----------------------------------------------------------------------------------------------
     Total deferred charges                                  45,198                  46,361
----------------------------------------------------------------------------------------------

TOTAL ASSETS                                       $      1,104,672        $      1,136,343
----------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

--------------------------------------------------------------------------------

                          Consolidated Balance Sheets
                                  (Unaudited)

--------------------------------------------------------------------------------
                        CAPITALIZATION AND LIABILITIES
--------------------------------------------------------------------------------

                                                             September  30,          December 31,
(In Thousands)                                                   2000                    1999
----------------------------------------------------------------------------------------------------
CAPITALIZATION:
Common stock - no par value, 1,000 shares authorized,
     issued and outstanding                                 $         85,474        $         85,474
Additional paid-in capital                                           192,717                 192,717
Reinvested earnings                                                   93,589                  50,281
----------------------------------------------------------------------------------------------------
     Total common stock equity                                       371,780                 328,472
Long-term debt                                                       480,616                 550,845
----------------------------------------------------------------------------------------------------
     Total capitalization                                            852,396                 879,317
----------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
Long-term debt - current portion                                         533                  31,498
Accounts payable                                                      14,980                  15,149
Accounts payable - affiliated companies                               22,152                   5,527
Accrued interest                                                      10,066                   4,101
Accrued liabilities                                                    2,711                   9,632
Accrued taxes                                                          3,393                     924
----------------------------------------------------------------------------------------------------
     Total current liabilities                                        53,835                  66,831
----------------------------------------------------------------------------------------------------

DEFERRED CREDITS:
Deferred income taxes                                                190,389                 180,061
Other                                                                  8,052                  10,134
----------------------------------------------------------------------------------------------------
     Total deferred credits                                          198,441                 190,195
----------------------------------------------------------------------------------------------------

COMMITMENTS and CONTINGENCIES (Note 2)                                     -                       -
----------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES                        $      1,104,672        $      1,136,343
----------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

-------------------------------------------------------------------------

                Statements of Consolidated Common Stock Equity
                                  (Unaudited)

-------------------------------------------------------------------------

                                               Nine Months Ended
                                                 September 30,
-------------------------------------------------------------------------
(In Thousands)                              2000             1999
-------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD           $    328,472      $    347,009

     Net income                                43,308            40,821
     Dividend paid to parent company                -           (45,000)
-------------------------------------------------------------------------
BALANCE AT END OF PERIOD                 $    371,780      $    342,830
-------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

--------------------------------------------------------------------------------

                     Statements of Consolidated Cash Flows
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                         Nine Months Ended
                                                                           September 30,
-------------------------------------------------------------------------------------------------
(In Thousands)                                                          2000             1999
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $   43,308       $   40,821
Adjustments to reconcile net income to net cash provided by
  Operations:
        Depreciation and amortization                                    32,959           33,409
        Deferred income taxes                                            10,328           11,270
        Allowance for equity funds used during construction                (377)            (927)
  Changes in operating assets and liabilities:
        Accounts receivable - gas transportation and other                4,958           (4,840)
        Accounts payable and accrued liabilities                         (1,125)          (1,252)
        Net receivable/payable - affiliates                              16,486            2,559
        Accrued taxes                                                     2,469            2,412
        Inventory                                                           410              938
        Other working capital                                             2,874            2,253
        Regulatory accruals                                              (2,448)            (105)
        Other - net                                                         333              302
-------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                     110,175           86,840
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                                                (9,244)         (21,042)
Allowance for borrowed funds used during construction                      (367)            (942)
-------------------------------------------------------------------------------------------------
          Net cash used in investing activities                          (9,611)         (21,984)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                            (158,335)         (97,138)
Long-term debt issued, net of issuance costs                             56,631           78,659
Dividend paid to parent                                                       -          (45,000)
-------------------------------------------------------------------------------------------------
          Net cash used in financing activities                        (101,704)         (63,479)
-------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (1,140)           1,377

CASH AND CASH EQUIVALENTS AT JANUARY 1                                    2,039            1,080

-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                            $      899       $    2,457
-------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for (received from):
          Interest                                                   $   22,743       $   23,646
          Income taxes                                               $        -       $    9,881
-------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------


Note 1:  Basis of Presentation
------------------------------

     PG&E Gas Transmission, Northwest Corporation (GTN), originally incorporated in California in 1957 under the name Pacific Gas Transmission Company, is affiliated with, but is not the same company as, Pacific Gas and Electric Company, the gas and electric company serving Northern and Central California. PG&E Corporation is the ultimate corporate parent for both GTN and Pacific Gas and Electric Company.

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

     These regulatory initiatives are not expected to have a material impact on GTN's financial position, liquidity, cash flows or results of operations in the foreseeable future.

FUTURE EXPANSION AND BUSINESS DEVELOPMENT
-----------------------------------------

     GTN regularly solicits expressions of interest for additional pipeline capacity, and it stands ready to develop additional firm transportation capacity when sufficient demand is demonstrated. In addition to mainline expansion and extensions from its mainline system, GTN is considering opportunities to expand its business into activities related to its existing pipeline facilities. A Limited Liability Company was established which holds an investment in a gas storage project currently in the preliminary stages of development. GTN owns a 50 percent share in the LLC which is reflected as an equity investment on GTN's Consolidated Balance Sheet at September 30, 2000 as a component of Other Deferred Charges.

ACCOUNTING FOR THE EFFECTS OF REGULATION
----------------------------------------

     GTN accounts for the financial effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, GTN has accumulated approximately $42.9 million of regulatory assets and $5.9 million of regulatory liabilities as of September 30, 2000.

RESULTS OF OPERATIONS
---------------------

     Selected operating results and other data are as follows:

                                                        Three Months Ended              Nine Months Ended
                                                          September 30,                   September 30,
                                                       2000            1999           2000           1999
                                                   -----------      -----------     ----------     -----------
                                                          (In Millions)                   (In Millions)
      Operating revenues                           $      62.1      $      55.7     $    175.2     $     164.9
      Operating expenses                                  26.0             25.8           74.4            74.5
                                                   -----------      -----------     ----------     -----------
         Operating income                                 36.1             29.9          100.8            90.4
      Other income and (income deductions)                   -              6.4             .1             6.8
      Net interest expense                                 9.8             10.5           30.2            31.1
                                                   -----------      -----------     ----------     -----------
         Income before taxes                              26.3             25.8           70.7            66.1
      Income tax expense                                  10.2              9.9           27.4            25.3
                                                   -----------      -----------     ----------     -----------
         Net Income                                $      16.1      $      15.9     $     43.3     $      40.8
                                                   ===========      ===========     ==========     ===========

     Net Income - Income for the three and nine month periods ended September 30, 2000 increased $0.2 million and $2.5 million, respectively, compared to the same periods in 1999. The increases in the 2000 periods were primarily the result of higher operating revenues offset by lower Other Income.

     Operating Revenues - Operating revenues for the three and nine month periods ended September 30, 2000 increased $6.4 million and $10.3 million, respectively, compared to the same periods in 1999. The increases in the three month and nine month periods ended September 2000 reflect greater short-term firm and interruptible service revenues which are largely attributable to increased demand for gas from California power generators during the summer months. The additional increase in the nine months ended September 2000 was due to a refund to customers of $3.9 million in Gas Research Institute (GRI) surcharges in May 1999 as ordered by FERC, effectively reducing both revenues and operating expenses in the 1999 reporting period.

     Operating Expenses - The components of total operating expenses are as follows:

                                                  Three Months Ended                    Nine Months Ended
                                                     September 30,                        September 30,
                                                2000             1999                2000           1999
                                            -----------      ------------         ----------     ----------
                                                     (In Millions)                        (In Millions)
      Administrative and general            $       7.2      $        8.2         $     21.9     $     21.2
      Operations and maintenance                    5.6               4.4               12.8           14.1
      Depreciation and amortization                10.4              10.4               31.1           30.7
      Property and other taxes                      2.8               2.8                8.6            8.5
                                            -----------      ------------         ----------     ----------
          Total operating expenses          $      26.0      $       25.8         $     74.4     $     74.5
                                            ===========      ============         ==========     ==========

     For the three and nine month periods ended September 30, 2000, compared with the same periods in 1999, operating expenses increased $0.2 million and decreased $0.1 million, respectively. The increase in the three month period reflects increased operations and maintenance expenses partially offset by lower administrative and general expenses in 2000. Total operating expenses were comparable in the nine month periods ended September 30, 2000 and 1999 as increases in Administrative and general expenses and Depreciation and amortization were offset by reductions in Operations and maintenance costs. The nine month Administrative and general expenses are up $0.7 million due to the $3.9 million credit for GRI surcharges refunded in 1999, partially offset by reduced Y2K and benefit costs in 2000.

     Interest Expense - Interest expense for the three and nine month periods ended September 30, 2000 decreased $0.7 million and $0.9 million, respectively, compared to the same periods in 1999. The lower average debt balance was somewhat offset by higher interest rates and lower credits for Allowance for Funds Used During Construction interest in the current year. For the three months ended September 30, 2000 and 1999, the average interest rate was approximately 7.6 percent and 7.3 percent, respectively, while the average balance of long-term debt (excluding capital lease obligations) outstanding was $491 million and $570 million, respectively. For the nine months ended September 30, 2000 and 1999, the average interest rate was approximately 7.5 percent and
7.2 percent, respectively, while the average balance of long-term debt (excluding capital lease obligations) outstanding was $522 million and $574 million, respectively.

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

     Net Cash Provided by Operating Activities - For the nine months ended September 30, 2000, net cash provided by operating activities was $110.2 million, compared with $86.8 million for the same period in 1999. The $23.4 million increase was primarily due to the timing of payment on affiliate balances and additional net income.

     Net Cash Used in Investing Activities - For the nine months ended September 30, 2000, compared to the same period in 1999, net cash used in investing activities decreased $12.4 million. The decrease primarily reflects lower construction expenditures in 2000.

     Net Cash Used in Financing Activities - For the nine months ended September 30, 2000, cash used in financing activities was $101.7 million reflecting a net decrease in long-term debt. For the nine months ended September 30, 1999, cash used in financing activities was $63.5 million resulting from a $45.0 million dividend and from a net decrease in long-term debt of $18.5 million.

NEW ACCOUNTING STANDARD
-----------------------

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, will require the recognition of all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If the derivative is an effective hedge, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or will be recognized in other comprehensive income until the hedged item is recognized in earnings. GTN is currently evaluating the potential impact of SFAS No. 133 and expects to adopt the new Statement no later than January 1, 2001.

PART II:  OTHER INFORMATION
---------------------------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)  Exhibits:

                Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.
                Exhibit 27 - Financial Data Schedule for the nine months ended
                             September 30, 2000.

     (b) No reports on Form 8-K were issued during the quarter ended September 30, 2000 and through the date hereof.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION
                 ---------------------------------------------
                                 (Registrant)


     November 9, 2000        By:     /s/   JOHN R. COOPER
                                  ---------------------------
                             Name:   John R. Cooper
                             Title:  Chief Financial Officer and Treasurer