Form 10-K405
period 2000-12-31
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 2001-04-02
CIK 75491

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the fiscal year ended December 31, 2000

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant as of April 2, 2001: $0

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 2, 2001. 1,000 shares of common stock, no par value. (All shares are owned by GTN Holdings LLC.)

                     Documents Incorporated by Reference:

                                     None

  Registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                      PART I

 Item 1.  Business......................................................     1
          General.......................................................     1
          Business......................................................     1
          Employees.....................................................     2
          Foreign and Domestic Operations...............................     2
          Certain Defined Terms.........................................     3
          Transmission System...........................................     4
          Interconnection with Other Pipelines..........................     4
          Customers and Services........................................     5
          Competition...................................................     5
          Rates and Regulation..........................................     5
          Environmental Matters.........................................     7
 Item 2.  Properties....................................................     7
 Item 3.  Legal Proceedings.............................................     7
 Item 4.  Submission of Matters to a Vote of Security Holders
          (omitted).....................................................     8

                                      PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................     8
 Item 6.  Selected Financial Data (omitted).............................     8
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................     9
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....    17
 Item 8.  Financial Statements and Supplementary Data...................    18
          Independent Auditors' Reports.................................    19
          Statements of Consolidated Income.............................    21
          Consolidated Balance Sheets -- Assets.........................    22
          Consolidated Balance Sheets -- Capitalization and
          Liabilities...................................................    23
          Statements of Consolidated Common Stock Equity................    24
          Statements of Consolidated Cash Flows.........................    25
          Notes to Consolidated Financial Statements....................    26
          Quarterly Consolidated Financial Data.........................    38
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    38

                                     PART III

 Item 10. Directors and Executive Officers of the Registrant (omitted)..    39
 Item 11. Executive Compensation (omitted)..............................    39
 Item 12. Security Ownership of Certain Beneficial Owners and Management
          (omitted).....................................................    39
 Item 13. Certain Relationships and Related Transactions (omitted)......    39

                                      PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K...........................................................    40
 Signatures..............................................................   42

                                    PART I

ITEM 1. BUSINESS

General

  PG&E Gas Transmission, Northwest Corporation (PG&E GTN) was incorporated in California in 1957 under its former name, Pacific Gas Transmission Company. PG&E GTN is an interstate natural gas pipeline company regulated by the Federal Energy Regulatory Commission (FERC or Commission). PG&E GTN is an indirect wholly-owned subsidiary of PG&E National Energy Group, Inc. (PG&E
NEG) and is affiliated with, but is not the same company as, Pacific Gas and Electric Company (the Utility), the gas and electric utility regulated by the California Public Utilities Commission, serving Northern and Central California. PG&E Corporation (PG&E) is the corporate parent for both PG&E NEG and the Utility.

  PG&E GTN and its subsidiaries are referred to collectively as the "Company." The principal executive offices of PG&E GTN are located at 1400 SW Fifth Avenue, Suite 900, Portland, Oregon 97201, and its telephone number is (503) 833-4000.

  The following information includes forward-looking statements that involve a number of risks, uncertainties, and assumptions and include statements regarding the intent, belief or current expectations of PG&E GTN and its management. Words such as "estimates," "expects," "intends," "anticipates," "plans," and similar expressions identify those statements which are forward-looking. Actual results may differ materially from those expressed in the forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could materially affect actual results such as, but not limited to, (i) changes in government regulation; (ii) increasing competition within our industry and for natural gas suppliers; (iii) the ability to expand its core pipeline business as affected by (a) completion of pipeline projects that may be delayed or prevented by permitting delays or restrictions, shortages of equipment or labor, work stoppages, adverse weather conditions, unforeseen engineering problems, adverse environmental conditions or unanticipated cost increases; (b) refusal or reluctance of connecting pipelines to expand their pipeline capacity; (c) the ability of new pipeline customers to construct and operate electric generating facilities or (d) financing proposed projects on terms acceptable to the Company.

Business

  PG&E GTN owns and operates the interstate segment of a Canada-California pipeline system, which was originally built between 1960 and 1961 and expanded in 1981, 1993, and 1998. The Utility owns and operates the portion of this pipeline system within California. (See "Transmission System" below.) PG&E GTN's mainline system extends from the British Columbia-Idaho border to the Oregon-California border, traversing Idaho, Washington and Oregon. Extensions from the mainline to Coyote Springs in Northern Oregon and to Medford in Southern Oregon were constructed in 1995. PG&E GTN's gas pipeline facilities interconnect with the facilities owned by the Utility at the Oregon-California border, with the facilities owned by Northwest Pipeline Corporation (Northwest Pipeline) in Northern Oregon and in Eastern Washington, and with the facilities owned by Tuscarora Gas Transmission Company (Tuscarora) in Southern Oregon.

  PG&E GTN's principal business is the transportation of natural gas, primarily from supplies in Canada, for customers located in the Pacific Northwest, Nevada, and California. PG&E GTN's customers are principally local retail gas distribution utilities, electric generators that utilize natural gas to generate electricity, natural gas marketing companies that purchase and resell natural gas to end-use customers and utilities, natural gas producers, and industrial companies. PG&E GTN's customers are responsible for securing their own gas supplies and delivering them to PG&E GTN's system. PG&E GTN transports such supplies directly to customers or to downstream pipelines, which then transport such supplies to customers. (See "Customers and Services" below.)

Employees

  As of December 31, 2000, PG&E GTN had 199 employees, of which 84 were members of the International Brotherhood of Electrical Workers, Local 1245. The agreements covering wages, benefits and general provisions are effective through December 31, 2001.

Foreign and Domestic Operations

  During 2000, 1999 and 1998, the Company's operations were confined to the domestic United States.

                             CERTAIN DEFINED TERMS

  The following terms which are commonly used in the natural gas industry, and which are used herein, are defined as follows:

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

 Hub services:            A service allowing customers to park or lend volumes
                          of gas on PG&E GTN's pipeline for a contracted fee.

 Interruptible            Transportation of shippers' gas on an as-available
  transportation service: basis.

 Negotiated Rate:         An individually negotiated rate (or rate formula) in
                          which one or more of the individual components of
                          such rate may exceed the maximum rate, or be less
                          than the minimum rate, for such component as set
                          forth in PG&E GTN's Tariff for the given service.

 Open-access:             Transportation service provided on a
                          nondiscriminatory basis pursuant to applicable FERC
                          rules and regulations.

 Order 636:               The FERC pipeline service restructuring rule that
                          guided the industry's transition to unbundled, open-
                          access pipeline service. Order 636 was issued in
                          1992 and most pipelines restructured their services
                          from merchant service to transportation-only service
                          during 1993. PG&E GTN implemented Order 636 on
                          November 1, 1993.

 Recourse Rate:           The applicable maximum rate under PG&E GTN's Tariff
                          that would apply to a service absent an agreement
                          between PG&E GTN and a shipper to price the service
                          under a Negotiated Rate or discount rate.

 Shippers:                Customers of a pipeline contracting to ship natural
                          gas over the pipeline's transportation facilities.

 Straight fixed --        A cost recovery method for firm service under Order
   variable (SFV):        636, which assigns all fixed costs, including return
                          on equity and related taxes, to the demand or
                          reservation component of rates.

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

Transmission System

  PG&E GTN's mainline system extends for approximately 612 miles from the vicinity of Kingsgate, British Columbia, where it interconnects with TransCanada PipeLines Ltd.'s B.C. System and Foothills Pipe Lines South B.C. Ltd. (Foothills South B.C.), to the vicinity of Malin, Oregon, where it interconnects with the pipeline facilities of Pacific Gas and Electric Company and Tuscarora.

  PG&E GTN's mainline system is composed of two parallel pipelines with 13 compressor stations totaling approximately 415,900 International Standards Organization (ISO) installed horsepower and ancillary facilities, including metering and regulating facilities and a communication system. PG&E GTN's dual-pipeline system consists of approximately 639 miles of 36-inch diameter gas transmission line (612 miles of 36-inch diameter pipe and 27 miles of 36-inch diameter pipeline looping) and approximately 590 miles of 42-inch diameter pipe.

  In addition, in 1995 PG&E GTN constructed two pipeline extensions, the Coyote Springs Extension to serve Portland General Electric Company and the Medford Extension to serve Avista Utilities. The Coyote Springs Extension is composed of approximately 18 miles of 12-inch diameter pipe, originating at a point on PG&E GTN's system 27 miles south of Stanfield, Oregon and connecting to Portland General Electric's electric generation facility near Boardman, Oregon. The Medford Extension consists of approximately 22 miles of 16-inch diameter pipe and 66 miles of 12-inch diameter pipe and extends from a point on PG&E GTN's system near Bonanza, in Southern Oregon, to interconnection points with Avista Utilities at Klamath Falls and Medford, Oregon.

Interconnection with Other Pipelines

 Pacific Gas and Electric Company

  The Utility's intrastate gas pipeline system, which interconnects with PG&E GTN's facilities at the Oregon-California border, includes 36-inch and 42-inch diameter parallel pipelines that extend approximately 300 miles south to a point near Antioch, California, just east of the San Francisco Bay Area. There, the system becomes a dual 36-inch and 26-inch diameter gas pipeline system to Fresno County in Central California. From there on, it becomes a twin 34-inch diameter pipeline system extending to the California-Arizona border near Topock, Arizona.

 Northwest Pipeline Corporation

  PG&E GTN's pipeline facilities interconnect with the facilities of Northwest Pipeline near Spokane and Palouse, Washington and Stanfield, Oregon. Northwest Pipeline is an interstate natural gas pipeline with which PG&E GTN both competes and cooperates for the delivery of natural gas in the Pacific Northwest and California.

 Tuscarora Gas Transmission

  PG&E GTN's pipeline facilities interconnect with the facilities of Tuscarora near Malin, Oregon. Tuscarora is an interstate natural gas pipeline that transports gas from this interconnection to the Reno, Nevada area.

 TransCanada PipeLines Ltd. and Foothills South B.C.

  Through the TransCanada PipeLines Ltd. and Foothills South B.C. systems, PG&E GTN's customers have access to the Western Canadian Sedimentary Basin. TransCanada's Alberta System delivers gas from production areas to provincial gas distribution utilities and to all provincial export points, including the interconnect at the Alberta-British Columbia border to TransCanada's B.C. System and Foothills South B.C. for delivery south into PG&E GTN's system at the British Columbia-Idaho border.

Customers and Services

  PG&E GTN operates an open-access system that transports gas for third-party shippers on a nondiscriminatory basis. During 2000, 95.7 percent of PG&E GTN's available long-term capacity was held by customers under long-term firm transportation service agreements. The long term firm contract terms range between 2 and 25 years into the future, with an overall average of about 13 years.

  Additionally, PG&E GTN offers short-term firm and interruptible transportation services plus hub services, which allow customers the ability to park or lend volumes of gas on PG&E GTN's pipeline. PG&E GTN provides interruptible transportation service when capacity is available. Interruptible capacity is provided first to shippers offering to pay the maximum rate and, if necessary, allocated on a pro-rata basis to shippers offering to pay the maximum rate. If capacity remains after maximum tariff nominations are fulfilled, discounted and/or negotiated interruptible space will be allocated on a highest to lowest total revenue (rate x mileage) basis.

  During 2000, PG&E GTN provided transportation services for 88 customers, of which 49 have long-term firm service transportation agreements with PG&E GTN. The remaining customers shipped under short-term firm, interruptible, hub service or capacity release contracts. PG&E GTN's customers are principally local retail gas distribution utilities, electric generators that utilize natural gas to generate electricity, natural gas marketing companies that purchase and resell natural gas to utilities and end-use customers, natural gas producers, and industrial companies.

  PG&E GTN's largest customer in 2000 was the Utility, accounting for approximately $45.6 million, or 19.4 percent, of its transportation revenues. The primary term of the firm service transportation agreement with the Utility extends through 2005 and continues year-to-year thereafter unless terminated. The Utility's affiliates account for an additional $4.4 million, or 1.9 percent, of the total transportation revenues. The combination of Duke Energy Fuels, Duke Energy Trading & Marketing and American Natural Gas (an affiliate of Duke) results in PG&E GTN's second largest customer, with approximately $26.3 million, or 11 percent of total 2000 transportation revenue. In 1999, the Utility and its affiliates, and Duke Energy and its affiliates accounted for approximately $51.8 million, or 23 percent, and $25.1 million, or 11 percent, respectively, of PG&E GTN's transportation revenues. In 1998, the Utility and affiliates accounted for approximately $51.6 million, or 22 percent, of PG&E GTN's transportation revenues. No other customer accounts for 10 percent or more of annual transportation revenue.

  In 2000, approximately 9.2 percent of PG&E GTN's transportation volumes and
8.7 percent of its transportation revenues were attributable to interruptible and short-term firm transportation service.

  PG&E GTN's total transportation quantities for 1996 through 2000 are set forth in the following table.

                                      Quantities
               Year                     (MDt)
               ----                   ----------
               1996..................   934,029
               1997..................   969,257
               1998.................. 1,003,266
               1999..................   925,118
               2000..................   966,653

Competition

  See "Competition," below, in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Rates and Regulation

  PG&E GTN is a "natural gas company" operating under the provisions of the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 (NGPA), and as such, is subject to the jurisdiction of the FERC.

  The Natural Gas Act of 1938 grants the FERC authority over the construction and operation of pipelines and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement, or abandonment of such facilities, as well as the interstate transportation and wholesale sales of natural gas. PG&E GTN holds certificates of public convenience and necessity, issued by the FERC, authorizing it to construct and operate its pipelines and related facilities now in operation and to transport natural gas in interstate commerce. The FERC also has authority to regulate rates for natural gas transportation in interstate commerce.

  In addition, actions of the National Energy Board of Canada (NEB), the Alberta Energy and Utilities Board (AEUB), and Northern Pipeline Agency (NPA) in Canada can affect the ability of TransCanada and Foothills South B.C. to construct any future facilities necessary for the transportation of gas to the interconnection with PG&E GTN's system at the United States-Canadian border. Further, the NEB and Canadian gas-exporting provinces issue various licenses and permits for the removal of gas from Canada. These requirements parallel the process employed by the U.S. Department of Energy for the importation of Canadian gas. Regulatory actions by the NEB or the U.S. Department of Energy can have an impact on the ability of PG&E GTN's customers to import Canadian gas for transportation over the PG&E GTN system.

  Under the FERC's current policies, transportation services are classified as either firm or interruptible, and PG&E GTN's fixed and variable costs are allocated between these types of service for ratemaking purposes. Firm transportation service customers pay both a reservation charge and a delivery charge. The reservation charge is assessed for the customer's right to transport a specified maximum daily quantity of gas over the term of the customer's contract, and is payable regardless of the actual volume of gas transported by the customer. The delivery charge is payable only with respect to the actual volume of gas transported by the customer. Interruptible transportation service customers pay only a delivery charge with respect to the actual volume of gas transported by the customer.

  Both firm and interruptible transportation service rates are established with a ceiling equal to PG&E GTN's total costs (fixed and variable) as established in PG&E GTN's 1994 rate case allocated to the service and a floor equal to the variable costs related thereto. The ceiling and floor rates for each service are set forth in PG&E GTN's Tariff. PG&E GTN is allowed to vary or discount rates between the ceiling and the floor amounts on a non-discriminatory basis. PG&E GTN has not discounted long-term firm transportation service rates, but PG&E GTN at times discounts short-term firm and interruptible transportation service rates in order to maximize revenue. PG&E GTN is also authorized to offer firm and interruptible service to customers under individually negotiated rates. Such rates may be above the ceiling rate or below the floor rate, may vary from an SFV rate methodology, and/or may be established with reference to a formula. PG&E GTN is authorized to offer service at negotiated rates only to the extent that, at the time the shipper enters into a negotiated rate agreement, that shipper had the option to receive the same service at the Recourse Rate, which is the maximum rate for that service under PG&E GTN's Tariff.

  Since November 1, 1993, when PG&E GTN adopted FERC Order 636, it has applied the straight fixed-variable (SFV) rate design method for firm rate schedules. Under the SFV rate design, a pipeline company's fixed costs, including return on equity and related taxes, associated with firm transportation service are collected through the reservation charge component of the pipeline company's firm transportation service rates. Also as part of Order 636, firm shippers may release capacity on a temporary or permanent basis in accordance with FERC regulations. In the case of a capacity release that is not permanent, a releasing shipper remains responsible to PG&E GTN for the reservation charges associated with the released capacity. With respect to permanent releases of capacity, the releasing shipper is no longer responsible for the reservation charges associated with the released capacity if the replacement shipper meets the credit-worthiness provisions of PG&E GTN's tariff and agrees to pay the full reservation fee.

  In September 1996, the FERC approved, without modification, the proposed settlement of PG&E GTN's Section 4 rate proceeding. The rate case was filed on February 28, 1994 with the proposed settlement filed in March 1996. Following the Commission's approval and subsequent denial of rehearing, three petitioner-shippers sought judicial review by the United States Court of Appeals for the District of Columbia Circuit. On February 1, 2000, the court denied the petitioners' claims as without merit and upheld the Commission's approval of the settlement without modification.

Environmental Matters

  The following discussion includes certain forward-looking information relating to the possible future impact of environmental compliance. This information reflects PG&E GTN's current estimates which are periodically evaluated and revised. These estimates are subject to a number of assumptions and uncertainties, including changing laws and regulations, the ultimate outcome of complex factual investigations, evolving technologies, selection of compliance alternatives, the nature and extent of required remediation, the extent of PG&E GTN's responsibility, and the availability of recoveries or contributions from third parties. Future estimates and actual results may differ materially from those indicated below.

  PG&E GTN is subject to a number of federal, state, and local laws and regulations designed to protect human health and the environment by imposing stringent controls with regard to planning and construction activities, land use, and air and water pollution, and, in recent years, by governing the use, treatment, storage, and disposal of hazardous or toxic materials. These laws and regulations affect future planning and existing operations, including environmental protection and remediation activities. The costs of compliance with environmental laws and regulations have generally been recovered in rates.

  Management believes that it is in substantial compliance with applicable existing environmental requirements and that the ultimate amount of costs, individually or in the aggregate, that will be incurred by the Company in connection with its compliance and remediation activities will not be material to its financial position, liquidity or results of operations. See "Environmental Matters" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below, for a general description of PG&E GTN's environmental compliance.

ITEM 2. PROPERTIES

  PG&E GTN's pipeline system consists of approximately 639 miles of 36-inch diameter gas transmission line (612 miles of 36-inch diameter pipe and 27 miles of 36-inch diameter pipeline looping), approximately 590 miles of 42-inch diameter pipe, approximately 84 miles of 12-inch diameter pipe, and 22 miles of 16-inch diameter pipe, 13 compressor stations totaling approximately 415,900 ISO installed horsepower, and ancillary facilities including metering, regulating facilities, and a communications system. (For further information on PG&E GTN's pipeline system, see the discussion under "Transmission System" in Item 1, Business, above.)

  PG&E GTN leases its corporate headquarters office space in Portland, Oregon under a 10-year lease terminating in 2010. Payments under the lease are based on a per square foot, triple net calculation.

  PG&E GTN leases an office building in which it previously had its corporate offices, and payments under this lease approximate the debt service payments on the debt issued to finance the building, plus operating costs, taxes and insurance. Effective August 11, 1999, PG&E GTN sublet a majority of the office building for a base term through November 1, 2005 with extension and expansion options. Effective October 15, 2000, the Sublessee occupied the entire building pursuant to its expansion option under the Sublease. The Sublessee also has an option to purchase the building for the greater of its fair market value, or the PG&E GTN option costs with reimbursement of certain costs to PG&E GTN. See Note 4, "Long-term Debt," in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below.

ITEM 3. LEGAL PROCEEDINGS

  In the normal course of business, the Company is named as a party in a number of claims and lawsuits. In the past, substantially all of these have been litigated or settled with no significant impact on either the

Company's results of operations, financial position, or cash flows. There are no pending material legal proceedings to which PG&E GTN is a party or to which any property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Since PG&E GTN meets the conditions set forth in General Instruction (I) (1)
(a) and (b) of Form 10-K, this information is omitted.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  PG&E GTN is a wholly-owned subsidiary of GTN Holdings LLC which, in turn, is an indirect wholly-owned subsidiary of the PG&E National Energy Group and ultimately of PG&E Corporation. The payment of dividends by PG&E GTN on its common stock was restricted under the terms of a Credit Agreement which terminated in May 1999. (See Note 4, "Long-term Debt," in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below.) As of December 31, 2000, PG&E GTN had no restrictions on the payment of dividends on its common stock. In 2000, PG&E GTN paid no cash dividends on its common stock. During 1999 and 1998 PG&E GTN paid cash dividends of $80 million and $145 million, respectively. (See "Relationship with PG&E Corporation and the California Energy Crisis" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.)

ITEM 6. SELECTED FINANCIAL DATA

  Since PG&E GTN meets the conditions set forth in General Instruction (I) (1)
(a) and (b) of Form 10-K, this information is omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              CORPORATE STRUCTURE

  The consolidated financial statements include PG&E Gas Transmission, Northwest Corporation (PG&E GTN) and its wholly owned subsidiaries, Pacific Gas Transmission International, Inc., Pacific Gas Transmission Company and its 50% ownership interest in Stanfield Hub Services, LLC.

  The following information includes forward-looking statements that involve a number of risks, uncertainties, and assumptions and include statements regarding the intent, belief or current expectations of PG&E GTN and its management. When used in Management's Discussion and Analysis of Financial Condition and Results of Operations, words such as "estimates," "expects," "intends," "anticipates," "plans," and similar expressions identify those statements which are forward-looking. Actual results may differ materially from those expressed in the forward-looking statements. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could materially affect actual results such as, but not limited to, (i) changes in government regulation; (ii) increasing competition within our industry and for natural gas suppliers; (iii) the ability to expand its core pipeline business as affected by (a) completion of pipeline projects that may be delayed or prevented by permitting delays or restrictions, shortages of equipment or labor, work stoppages, adverse weather conditions, unforeseen engineering problems, adverse environmental conditions or unanticipated cost increases; (b) refusal or reluctance of connecting pipelines to expand their pipeline capacity; (c) the ability of new pipeline customers to construct and operate electric generating facilities or
(d) financing proposed projects on terms acceptable to the Company.

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

                                    GENERAL

  PG&E GTN operates an open-access transportation system that transports primarily Western Canadian gas from the British Columbia-Idaho border to the Oregon-California border for third-party shippers on a nondiscriminatory basis. PG&E GTN's transportation system also provides service to various delivery points in Idaho, Washington, and Oregon. PG&E GTN's natural gas transportation services are regulated by the Federal Energy Regulatory Commission (FERC), and various safety issues are subject to the jurisdiction of the U.S. Department of Transportation.

  A major expansion of PG&E GTN's system was placed into service on November 1, 1993. Extensions from the mainline to Coyote Springs in Northern Oregon and to Medford in Southern Oregon were constructed in 1995. In 1998, PG&E GTN placed in service a modest mainline expansion which increased capacity by 56 MDt/day on an annual basis and an additional 20 MDt/day for winter-only service. In 1999, PG&E GTN upgraded its interconnect with Northwest Pipeline at Stanfield, Oregon to provide an additional 130 MDt/day to Pacific Northwest markets, increasing delivery capacity to 638 MDt/day at that point.

  PG&E GTN's customers are principally local retail gas distribution utilities, electric generators that utilize natural gas to generate electricity, natural gas marketing companies that purchase and resell natural gas to utilities and end-use customers, natural gas producers, and industrial companies. PG&E GTN's largest customer is the Utility, accounting for approximately $45.6 million, or 19.4 percent, of PG&E GTN's total transportation revenues in 2000. The Utility's affiliates account for an additional $4.4 million, or 1.9 percent, of the total transportation revenues. The combination of Duke Energy Fuels, Duke Energy Trading & Marketing, and American Natural Gas (an affiliate of Duke) results in PG&E GTN's second largest customer, with approximately $26.3 million, or 11 percent, and $25.1 million, or 11 percent, of total 2000 and 1999 transportation revenue, respectively. In 1999 and 1998, the Utility and its affiliates accounted for approximately

$51.8 million, or 23 percent, and $51.6 million, or 22 percent, respectively, of PG&E GTN's transportation revenues. No other customer accounted for 10 percent or more of annual transportation revenue.

  In 2000, PG&E GTN provided transportation services for 88 customers; 49 of these customers have long-term firm service transportation agreements with PG&E GTN for remaining terms that range between 2 and 25 years, resulting in an average term of approximately 13 years. Approximately 95.7 percent of PG&E GTN's available long-term capacity was held under long-term contracts during 2000. The remaining volumes were shipped under short-term firm, interruptible, hub service or capacity release contracts.

  PG&E GTN provides interruptible service, when capacity is available, to shippers in the order of the percentage of the full tariff rate that the shipper agrees to pay. PG&E GTN allocates interruptible service on a pro-rata basis to shippers paying maximum tariff rates. If capacity remains after maximum tariff nominations are fulfilled, discounted and/or negotiated, interruptible space will be allocated on a highest to lowest total revenue (rate x mileage) basis. Additionally, PG&E GTN offers hub services, which allow customers the ability to park or lend volumes of gas on PG&E GTN's pipeline.

  PG&E GTN customers could be affected by the market conditions in California (see the Relationship with PG&E Corporation and the California Energy Crisis section, below). Service to such customers is subject to PG&E GTN's FERC tariff provisions. To the extent any customer fails to meet the credit or payment requirements as prescribed in the tariff, such customer would be required to provide assurances either in the form of cash, or an investment grade guarantee, letter of credit, or surety bond to support its position as a shipper on the PG&E GTN pipeline. In the event that the customer is unable to continue to provide such assurances, PG&E GTN can mitigate its risks by open market capacity sales. Because of the tariff structure, coupled with the strong demand for natural gas, PG&E GTN expects that it could sell the capacity at current tariff rates. All customers are current on billings through March 16, 2001.

      RELATIONSHIP WITH PG&E CORPORATION AND THE CALIFORNIA ENERGY CRISIS

  The Utility, a regulated utility in California and wholly-owned subsidiary of PG&E Corporation (PG&E), is experiencing liquidity and credit problems. PG&E is also the indirect parent of PG&E National Energy Group, Inc. (PG&E
NEG) which is PG&E GTN's indirect parent. Under the current deregulated wholesale power purchase market scheme in California, the Utility spent approximately $6.6 billion through December 31, 2000 for purchased power above the amounts currently provided for under frozen retail rates. Because of this situation, PG&E's credit rating was downgraded to below investment grade in January 2001, which caused PG&E to default on outstanding commercial paper and bank borrowings.

  In March 2001, PG&E refinanced all of its outstanding commercial paper and bank borrowings, and Standard & Poor's subsequently removed its below investment grade credit rating since PG&E no longer had rated securities outstanding.

  In January 2001, certain corporate actions were taken to insulate the assets of PG&E NEG and its direct and indirect subsidiaries, including PG&E GTN, from any effort to substantively consolidate those assets in an insolvency or bankruptcy proceeding of PG&E. To protect PG&E GTN from the effects of PG&E's liquidity and credit situation, PG&E and PG&E NEG undertook a corporate restructuring of PG&E GTN, known as a "ring-fencing" transaction. The ring-fencing complied with credit rating agency criteria for establishing "bankruptcy-remote" entities enabling PG&E GTN to retain its own credit rating based on its own creditworthiness.

  The ring-fencing involved creating a new special purpose entity (SPE) between PG&E and PG&E GTN called GTN Holdings LLC, which directly owns 100% of the stock of PG&E GTN. As part of the "ring-fencing," GTN Holdings LLC's charter requires unanimous approval of its Board of Control, including at least one independent director, before it can (a) consolidate or merge with any entity; (b) transfer substantially all of its assets to any entity; or (c) institute or consent to bankruptcy, insolvency or similar proceedings or actions. The SPE may not declare or pay dividends unless such dividends are unanimously approved by the Board of Control (including the independent director) and GTN Holdings LLC, on a consolidated basis with PG&E GTN, maintains a debt coverage ratio of not less than 2.25:1 and a leverage ratio of not greater than 0.70:1, or an investment grade credit rating.

  Management believes that the PG&E NEG and its direct and indirect subsidiaries as described above, would not be substantively consolidated with PG&E in an insolvency or bankruptcy proceeding involving PG&E.

  In addition to PG&E GTN's relationship to PG&E as an indirect wholly-owned subsidiary, the Utility has been PG&E GTN's largest customer, accounting for close to 20% of its revenues through the periods covered by these financial statements. In accordance with PG&E GTN's FERC tariff provisions, the Utility has provided assurances either in the form of cash, or an investment grade guarantee, letter of credit, or surety bond to support its position as a shipper on the PG&E GTN pipeline. In the event that the Utility is unable to continue to provide such assurances, then PG&E GTN can mitigate its risks by open market capacity sales. Because of the tariff structure, coupled with the strong demand for natural gas, PG&E GTN expects that it could sell the capacity at a price at least equal to what the Utility is currently paying.

  The Utility is current on all billings through March, 2001, and has indicated its intention to remain current. The accounts receivable from the Utility at December 31, 2000 of $3.7 million was collected on January 20, 2001.

                             RATES AND REGULATION

 General

  As explained in Item 1, "Rates and Regulation," PG&E GTN is a "natural gas company" under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and as such, is subject to the jurisdiction of the FERC.

  Since November 1, 1993, when PG&E GTN adopted FERC Order 636, it has applied the straight fixed-variable (SFV) rate design method for firm service. Under the SFV rate design, a pipeline company's fixed costs, including return on equity and related taxes, associated with firm transportation service are collected through the reservation charge component of the pipeline company's firm transportation service rates.

  As a result of the current SFV rate design and based upon the settlement of its 1994 rate case, PG&E GTN is permitted to recover 97.0 percent of its fixed costs through reservation charges on long-term capacity. PG&E GTN currently has 95.7 percent of available long-term capacity subscribed under long-term firm contracts. These customers pay a reservation charge for firm transportation service on PG&E GTN's system, regardless of the volumes of gas transported. Consequently, the volume of gas transported by PG&E GTN for firm transportation service customers does not currently have a significant impact on PG&E GTN's operating results. Because of this, PG&E GTN's operating results are not significantly affected by fluctuating demand for gas based on the weather or changes in the price of natural gas, although negotiated rate authority does offer incremental upside potential which may be driven in part by changes in the price of natural gas.

 Changing Regulatory Environment

  In April 1998, the FERC issued Order 587-G which set standards for electronic communication, nomination, and imbalance procedures. Pipeline companies need to develop connections using internet tools, directory services and communication protocols to provide non-discriminatory access to all electronic information. In September 1998, the Commission issued an order on rehearing clarifying certain aspects of Order 587-G and deferring the date for processing transactions over the internet from June 1999 to June 2000. PG&E GTN has requested a temporary waiver from the FERC of some of the requirements of Order 587-G for processing transactions over the internet, and is in the process of completing programming, testing and training in order to become fully compliant.

  In February 2000, FERC issued Order 637 which, among other things, lifted the rate cap for short-term capacity release transactions for a period of two years and established new reporting requirements that would increase price transparency for capacity in the short-term capacity market. The removal of the price cap only applies to capacity release transactions and is unlikely to provide any material short-term benefits to PG&E GTN.

  These regulatory initiatives are not expected to have a material impact on PG&E GTN's financial position, cash flows or results of operations in the foreseeable future.

 Settlement Of Rate Case

  In September 1996, the FERC approved, without modification, the proposed settlement of PG&E GTN's rate case. The rate case was initially filed on February 28, 1994, while the proposed settlement was filed with the FERC on March 21, 1996. In March and June 1998, the FERC denied requests by several shippers for rehearing and reaffirmed its approval of the settlement. In May 1998, three shippers petitioned for judicial review of the FERC orders by the United States Court of Appeals for the District of Columbia Circuit. On February 1, 2000, the court denied the petitioners' claims as without merit and upheld the Commission's approval of the settlement without modification.

                                  COMPETITION

  PG&E GTN's gas transmission business competes with other pipeline companies for transportation customers on the basis of transportation rates, access to competitively priced gas supply, growing markets served by the pipeline and the quality and reliability of transportation services. The competitiveness of a pipeline's transportation services to any market is generally determined by the total delivered natural gas price from a particular supply basin to the market served by the pipeline. The cost of transportation on the pipeline is only one component of the total delivered cost.

  PG&E GTN's transportation service accesses supplies primarily from Western Canada and serves markets in the Pacific Northwest, California and Nevada. PG&E GTN must compete with other pipelines for access to natural gas supplies in Western Canada. PG&E GTN's major competitors for transportation services for Western Canadian gas supplies include TransCanada Pipelines, Alliance Pipeline, Southern Crossing Pipeline and Northern Border Pipeline Company.

  The three markets served by PG&E GTN may access supplies from several competing basins in addition to supplies from Western Canada. In the Pacific Northwest, customers may also access supplies from the Rocky Mountains, the Southwest and in certain periods, British Columbia. In Nevada, customers may also access the Rocky Mountains and British Columbia.

  Historically, transportation of natural gas from Western Canada has been competitively priced on PG&E GTN in relation to gas supplies from the other supply regions serving these markets. Supplies transported from Western Canada on PG&E GTN compete in the California market with Rocky Mountain gas supplies delivered by Kern River Gas Pipeline and Southwest gas supplies delivered by Transwestern Pipeline Company and El Paso Natural Gas. In the Pacific Northwest market, supplies transported from Western Canada on PG&E GTN compete with Rocky Mountain gas supplies delivered by Northwest Pipeline Corporation and with British Columbia supplies delivered by Westcoast Transmission Company.

  Overall, PG&E GTN's transportation volumes are also affected by other factors such as the availability and economic attractiveness of other energy sources. Hydroelectric generation, for example, may become available based on ample snowfall and displace demand for natural gas as a fuel for electric generation. Finally, in providing interruptible and short-term transportation service, PG&E GTN competes with released capacity offered by shippers holding firm contract capacity on PG&E GTN's pipeline.

  Fluctuating levels of throughput caused by these competitive forces generally are not expected to have a material financial effect on PG&E GTN, because the Company's transportation service capacity is nearly fully subscribed under long-term contracts, with a straight fixed variable rate design.

                   FUTURE EXPANSION AND BUSINESS DEVELOPMENT

  PG&E GTN regularly solicits expressions of interest for additional pipeline capacity, and it stands ready to develop additional firm transportation capacity when sufficient demand is demonstrated. In addition to mainline expansions and extensions from its mainline system, PG&E GTN is considering opportunities to expand beyond its existing pipeline business.

  Recent market conditions in the Pacific Northwest and California demonstrate a need for acceleration of an expansion of the PG&E GTN system. In order to accommodate this immediate market demand, PG&E GTN is proposing a 200 MDt/d expansion. PG&E GTN anticipates that limiting the expansion to approximately 200 MDt/d will result in an in-service date prior to November 1, 2002.

  PG&E GTN's open season for this capacity from Kingsgate to Malin, or other receipt and delivery points on the PG&E GTN system closed on February 15, 2001. PG&E GTN, in cooperation with TransCanada PipeLines (TransCanada), is expected to facilitate customer access to firm transportation from the natural gas supplies in Alberta to Kingsgate on TransCanada's western Canadian pipeline systems.

                   ACCOUNTING FOR THE EFFECTS OF REGULATION

  PG&E GTN currently accounts for the effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, PG&E GTN has accumulated approximately $40.9 million of regulatory assets and $6.4 million of regulatory liabilities as of December 31, 2000. See Notes to Consolidated Financial Statements, Note 1: Summary of Business and Significant Accounting Policies.

                             RESULTS OF OPERATIONS

  Selected operating results and other data for fiscal years 2000, 1999 and 1998 are as follows:

                                                         Results of Operations
                                                          For the Year Ended
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
                                                             (In Millions)
     Operating revenues................................ $ 236.6 $ 241.4 $ 235.3
     Operating expenses................................   102.5   102.0    99.7
                                                        ------- ------- -------
       Operating income................................   134.1   139.4   135.6
     Other income......................................     2.0     1.4     3.4
     Net interest expense..............................    40.4    41.7    43.0
                                                        ------- ------- -------
       Income before taxes.............................    95.7    99.1    96.0
     Income tax expense................................    37.3    37.6    35.7
                                                        ------- ------- -------
       Net Income...................................... $  58.4 $  61.5 $  60.3
                                                        ------- ------- -------
     Ratio of earnings to fixed charges (a)............     3.3     3.3     3.2
                                                        ======= ======= =======

- --------
(a) For purposes of computing the ratio of earnings to fixed charges, earnings are computed by adding to net income the provision for income taxes and fixed charges. Fixed charges consist of interest, the amortization of debt issuance costs and debt discount, and a portion of rents deemed to be representative of interest. Fixed charges are not reduced by the allowance for borrowed funds used during construction, but such allowance is included in the determination of earnings.

  Net Income -- Net income was $58.4 million in 2000, compared with $61.5 million in 1999, and $60.3 million in 1998. The decrease in net income in 2000 compared to 1999 is a result of a $4.8 million decrease in the operating revenues and a small increase in operating expenses offset by a decrease in interest expense. The $1.2 million increase in net income in 1999 compared with 1998 is due to higher operating revenues and lower net interest expense in 1999 offset by higher operating expenses and lower other income.

  Operating Revenues -- The components of operating revenue are as follows:

                                                            Operating Revenues
                                                            For the Year Ended
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------ ------
                                                              (In Millions)
     Gas transportation revenue........................... $185.3 $170.0 $183.3
     Gas transportation revenue for affiliates............   50.0   51.8   51.3
                                                           ------ ------ ------
         Total gas transportation revenue.................  235.3  221.8  234.6
     Other revenue........................................    1.3   19.6    0.7
                                                           ------ ------ ------
         Total Operating Revenues......................... $236.6 $241.4 $235.3
                                                           ====== ====== ======

  Transportation revenues increased by $13.5 million in 2000 compared to 1999 due primarily to higher short-term firm and interruptible service revenues and an increase in Gas Research Institute (GRI) fees. Transportation revenues decreased by $12.7 million or 5 percent in 1999 compared to 1998 due to lower short-term firm and interruptible volumes and lower GRI surcharges.

  The year-to-year changes in other revenues are primarily due to the recognition of $18.7 million in 1999 resulting from the renegotiation of several transportation service contracts in connection with the resolution of commercial issues with certain shippers. Such revenues have been reclassified from Other income as presented in prior year financial statements.

  GRI fees are surcharges billed to customers of FERC-regulated pipelines to fund the GRI for gas industry research and development activities. These revenues have no effect on income as the entire amounts collected are paid to the GRI and are reflected by the Company as Administrative and General expense. Amounts (net of refunds) collected and paid to the GRI in 2000, 1999 and 1998 were $11.9 million, $8.6 million, and $13.0 million, respectively.

  Operating Expenses -- The components of total operating expenses are as follows:

                                                            Operating Expenses
                                                            For the Year Ended
                                                            -------------------
                                                             2000   1999  1998
                                                            ------ ------ -----
                                                               (In Millions)
     Administrative and general............................ $ 29.2 $ 29.6 $31.9
     Operations and maintenance............................   20.4   19.8  17.3
     Depreciation and amortization.........................   41.4   41.4  39.2
     Property and other taxes..............................   11.5   11.3  11.3
                                                            ------ ------ -----
         Total operating expenses.......................... $102.5 $102.1 $99.7
                                                            ====== ====== =====

  Total operating expenses increased $0.4 million, or less than one percent, in 2000 compared to 1999, as increased operations and maintenance expenses due to increased compressor overhaul activity and a minor increase in property and other taxes were partially offset by reduced administrative and general expenses. Total operating expenses increased $2.4 million, or two percent, in 1999 compared with 1998, primarily due to higher operation and maintenance and depreciation and amortizing expense, offset in part by lower administrative and general expenses due to lower GRI surcharge costs.

  Administrative and general expense declined in 2000 compared to 1999 as a result of reduced expenses for employee and retiree benefits and diminished expenses for Year 2000 (Y2K) conversion partially offset by an increase in GRI charges. Compared to 1998, the administrative and general expenses decreased in 1999 due to lower GRI charges. See Operating Revenues above for a description of the GRI charges.

  Operations and maintenance expense increased $0.6 million, or three percent, in 2000 compared to 1999 primarily as the result of increased compressor overhaul activity partially offset by reduced Y2K costs and $2.5 million, or 14 percent, in 1999 compared to 1998 primarily due to higher Y2K costs and compressor unit overhaul expenses.

  Depreciation and amortization expense was approximately equal in 2000 and 1999. During 1999 compared to 1998, depreciation and amortization increased $2.2 million, or six percent, primarily as a result of a $35.1 million increase in property, plant and equipment in service.

  Property and other taxes remained fairly level in 2000 compared to 1999 and 1998.

  Other Income -- The variations in other income are primarily related to year-to-year changes in Allowance for Funds Used During Construction (AFUDC) and interest income and fees.


  Interest Expense -- Net interest expense declined $1.3 million, or three percent, in 2000 compared to 1999, as a result of the payment of $31.0 million of medium term notes during the year and a $33.0 million reduction of the average outstanding commercial paper balance, offset by an increase in the average commercial paper borrowing rate to 6.67 percent and lower credits for Allowance for Funds Used During Construction interest in the current year. Net interest expense declined $1.3 million, or three percent, in 1999 compared to 1998 primarily as a result of lower average outstanding commercial paper balance by $12.6 million and lower interest rate of 5.47 percent in 1999 compared to 5.83 percent in 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

  During 2000 the balance of cash and cash equivalents increased by $0.5 million compared with 1999. The 1999 balance increased $1.0 million compared with 1998. A more detailed discussion of the Company's operating, investing and financing activities follows below.

  Sources of Capital -- The Company's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing and capital contributions from its parent company. PG&E GTN pays dividends as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures and maintaining appropriate cash balances. Certain corporate actions were taken to insulate the assets of NEG and its direct and indirect subsidiaries, including PG&E GTN, from an effort to substantively consolidate those assets in any insolvency or bankruptcy proceeding of PG&E. As a result of these actions, GTN Holdings LLC, PG&E GTN's immediate parent, may not declare or pay dividends unless its Board of Control (including at least one independent director) has unanimously approved such dividends, and GTN Holdings LLC, on a consolidated basis with PG&E GTN, meets specified financial requirements (i.e., it maintains a debt coverage ratio of not less than 2.25:1 and a leverage ratio of not greater than 0.70:1, or an investment grade credit rating).

  Cash Flows from Operating Activities -- For the year ended December 31, 2000, net cash provided by operating activities was $131.8 million, which was $18.3 million greater than 1999 primarily as a result of lower payments to parent company for income taxes offset by lower cash flows from net income. For the year ended December 31, 1999, net cash provided by operating activities was $113.5 million which was $9.9 million lower than the 1998 amount of $123.4 million primarily due to change in receivables/payables from affiliates.

  Cash Flows from Investing Activities -- Net cash used in investing activities in 2000 was $87.5 million compared to $26.6 million in 1999 and $49.9 million in 1998. The increase in cash used in investing activities from 1999 to 2000 is primarily due to the $75.0 million note to parent offset by lower construction expenditures. The decrease from 1998 to 1999 resulted from a decrease in construction expenditures primarily due to the cost of the 1998 expansion project and the investment required to upgrade the Company's financial systems.

  Cash Flows from Financing Activities -- For the year ended December 31, 2000, cash used in financing activities was $43.8 million reflecting a reduction in the long-term debt outstanding. No cash dividends were paid during 2000. For the year ended December 31, 1999, cash used in financing activities was $85.9 million as a result of $80 million in dividends paid to PG&E GTN's parent company, and a $5.9 million reduction in long-term debt. For the year ended December 31, 1998, cash used in financing activities was $120.7 million as a result of $145.0 million in dividends paid to PG&E GTN's parent company, partially offset by a net $24.3 million increase in long-term debt.

  PG&E GTN believes that its ability to finance or to fully comply with all of the terms of its existing debt covenants is unaffected by the financial situation of any of its affiliates. PG&E GTN has retained its stand-alone investment grade rating.

                             CAPITAL REQUIREMENTS

  The Company's estimated capital requirements for each of the next five years are as follows:

                                                  2001  2002  2003  2004   2005
                                                  ----- ----- ----- ----- ------
                                                      (Dollars in Millions)
     Capital requirements........................ $91.6 $67.2 $21.6 $73.2 $236.3

  The above amounts are forward-looking and involve a number of assumptions and uncertainties. These estimates are subject to revision and actual amounts may vary based upon changes in assumptions as to pipeline capacity growth, rates of inflation, receipt of adequate and timely rate relief, availability and timing of regulatory approvals, total cost of major projects, availability and cost of suitable non-regulated investments, and availability and cost of external sources of capital, as well as the outcome of the ongoing restructuring in the gas industry.

  Most of PG&E GTN's capital expenditures are associated with projects aimed at system expansion or the replacement and enhancement of existing transmission facilities to improve their efficiency and reliability and to comply with environmental laws and regulations.

  In addition to these capital requirements, the Company has other commitments as discussed in Note 6, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, below.

                             ENVIRONMENTAL MATTERS

  The following discussion includes certain forward-looking information relating to the possible future impact of environmental compliance. It is subject to a number of uncertainties, including regulations and the selection of compliance alternatives.

  PG&E GTN is subject to regulation by the FERC in accordance with the National Environmental Policy Act and other federal and state laws and regulations governing environmental quality and pollution control. These laws and regulations require PG&E GTN to take measures to avoid, minimize or mitigate the effects of its operations on the environment.

  The Company's expenditures for environmental protection are subject to periodic review and revision to reflect changing technology and evolving regulatory requirements. For 2001, capital requirements for environmental protection and safety compliance are estimated to be approximately $0.3 million.

  On an ongoing basis, the Company assesses measures that may need to be taken to comply with environmental laws and regulations related to its operations. Management believes that it is in substantial compliance with applicable existing environmental requirements and that the ultimate amount of costs, individually or in the aggregate, that will be incurred by the Company in connection with its compliance and remediation activities will not be material to its financial position, cash flows or results of operations.

                        LEGAL MATTERS AND CONTINGENCIES

  In the normal course of business, the Company is named as a party in a number of claims and lawsuits. In the past, substantially all of these have been litigated or settled with no significant impact on either the Company's results of operations, financial position or cash flows. There are no pending material legal proceedings to which PG&E GTN is a party or to which any property is subject.

  PG&E GTN entered into a credit support agreement, effective December 22, 2000, with PG&E Energy Trading -- Power Holdings Corporation (PG&E ET), another PG&E Corporation wholly-owned subsidiary, to provide guarantees and other credit support in favor of PG&E ET's operating subsidiaries. PG&E GTN has agreed to provide such credit support in an aggregate amount up to $2.0 billion. At December 31, 2000, $58.4 million of guarantees were outstanding, with an overall exposure of $18.4 million on the transactions supported by the guarantees. At March 16, 2001, PG&E GTN had outstanding an aggregate face amount of $1.1 billion of guarantees with a gross exposure of $377.8 million related to underlying transactions. PG&E ET has advised, PG&E GTN's exposure to PG&E ET is more than offset by the underlying fair market value of PG&E ET's forward book.

                           NEW ACCOUNTING STANDARDS

  The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, on January 1, 2001. This standard requires the Company to recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged items are recognized in earnings. The Company has determined that adoption of SFAS No. 133 will not have a material impact on its financial condition or results of operations. The Company also has certain derivative contracts for the transportation of natural gas transacted in the normal course of business. At this time, these derivative contracts are exempt from the requirements of SFAS No. 133 under the normal purchases and sales exception, and thus will not be reflected on the balance sheet at fair value. The Derivative Implementation Group of the Financial Accounting Standards Board is currently evaluating the definition of normal purchases and sales. As such, certain derivative contracts may no longer be exempt from the requirements of SFAS No. 133. When the final decision regarding this issue is complete, the Company will evaluate the impact of the implementation guidance on a prospective basis.

                              EFFECT OF INFLATION

  The Company generally has experienced increased costs due to the effect of inflation on the cost of labor, material and supplies, and plant and equipment. A portion of these increased costs can directly affect income through higher operating expenses. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of PG&E GTN's plant and equipment. However, PG&E GTN's utility plant is subject to ratemaking treatment, and the increased cost of replacement plant is generally recoverable through rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  PG&E Corporation has established an officer-level risk management committee and a risk management policy which is also applicable to PG&E GTN. This committee oversees implementation and compliance with the policy and approves each risk management program.

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

  The following table summarizes the annual maturities (including unamortized debt discount) and fair value of long-term debt at December 31, 2000:

                                       Annual Maturities of Debt
                         ------------------------------------------------------
                           Avg.                                                            Fair
                         Interest 2001   2002    2003  2004   2005   Thereafter  Total    Value
                         -------- ---- -------- ------ ---- -------- ---------- -------- --------
                                                  (Dollars in Thousands)
Senior Unsecured Notes,
 due 2005...............   7.10%  $--  $    --  $  --  $--  $249,891  $    --   $249,891 $255,150
Senior Unsecured
 Debentures, due 2025...   7.80%   --       --     --   --       --    147,890   147,890  147,990
Medium Term Notes, due
 2002 to 2003...........   6.85%   --    33,000  6,000  --       --        --     39,000   39,331
Commercial Paper........   6.67%   --    86,402    --   --       --        --     86,402   86,402
Capital Lease...........   8.79%   543      593    647  705      769    12,144    15,401   15,401
                                  ---- -------- ------ ---- --------  --------  -------- --------
   Total long-term
    debt................          $543 $119,995 $6,647 $705 $250,660  $160,034  $538,584 $544,274
                                  ==== ======== ====== ==== ========  ========  ======== ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial statements of PG&E Gas Transmission, Northwest Corporation and its subsidiaries:

    Independent Auditors' Reports

    Statements of Consolidated Income -- for each of the three years ended December 31, 2000, 1999, and 1998

    Consolidated Balance Sheets -- as of December 31, 2000 and 1999

    Statements of Consolidated Common Stock Equity -- for each of the three years ended December 31, 2000, 1999, and 1998

    Statements of Consolidated Cash Flows -- for each of the three years ended December 31, 2000, 1999, and 1998

    Notes to Consolidated Financial Statements

    Quarterly Consolidated Financial Data for 2000 and 1999 (Unaudited)

                         INDEPENDENT AUDITORS' REPORT

To the Shareholder and the Board of Directors of PG&E Gas Transmission, Northwest Corporation:

  We have audited the accompanying Consolidated Balance Sheets of PG&E Gas Transmission, Northwest Corporation and subsidiaries as of December 31, 2000 and 1999, and the related Statements of Consolidated Income, Consolidated Common Stock Equity, and Consolidated Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of PG&E Gas Transmission, Northwest Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  See Note 1 of the consolidated financial statements for discussion of the liquidity matters of an affiliated company.

                                               /s/ DELOITTE & TOUCHE LLP
                                             -----------------------------
                                                   DELOITTE & TOUCHE LLP

Portland, Oregon
March 16, 2001

                         INDEPENDENT AUDITORS' REPORT

To the Shareholder and the Board of Directors of PG&E Gas Transmission, Northwest Corporation:

  We have audited the accompanying Statements of Consolidated Income, Common Stock Equity and Cash Flows of PG&E Gas Transmission, Northwest Corporation (a California corporation) and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis of our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PG&E Gas Transmission, Northwest Corporation and subsidiaries for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

                                                /s/ ARTHUR ANDERSEN LLP
                                             -----------------------------
                                                    ARTHUR ANDERSEN LLP

Portland, Oregon
February 8, 1999

                       STATEMENTS OF CONSOLIDATED INCOME

                                                Years Ended December 31,
                                              -------------------------------
                                                2000       1999       1998
                                              ---------  ---------  ---------
                                                     (In Thousands)
OPERATING REVENUES:
Gas transportation........................... $ 185,309  $ 169,994  $ 183,314
Gas transportation for affiliates............    49,974     51,804     51,240
Other........................................     1,293     19,649        698
                                              ---------  ---------  ---------
    Total operating revenues.................   236,576    241,447    235,252
                                              ---------  ---------  ---------
OPERATING EXPENSES:
Administrative and general...................    29,231     29,637     31,884
Operations and maintenance...................    20,416     19,805     17,277
Depreciation and amortization................    41,392     41,361     39,160
Property and other taxes.....................    11,491     11,277     11,345
                                              ---------  ---------  ---------
    Total operating expenses.................   102,530    102,080     99,666
                                              ---------  ---------  ---------
OPERATING INCOME.............................   134,046    139,367    135,586
                                              ---------  ---------  ---------
OTHER INCOME:
Allowance for equity funds used during
 construction................................       462      1,103        971
Other -- net.................................     1,595        309      2,423
                                              ---------  ---------  ---------
    Total other income.......................     2,057      1,412      3,394
                                              ---------  ---------  ---------
INTEREST EXPENSE:
Interest on long-term debt...................    39,453     41,523     42,472
Allowance for borrowed funds used during
 construction................................      (439)    (1,123)      (996)
Other interest charges.......................     1,410      1,339      1,483
                                              ---------  ---------  ---------
    Net interest expense.....................    40,424     41,739     42,959
                                              ---------  ---------  ---------
INCOME BEFORE INCOME TAX EXPENSE.............    95,679     99,040     96,021
INCOME TAX EXPENSE...........................    37,316     37,577     35,739
                                              ---------  ---------  ---------
NET INCOME................................... $  58,363  $  61,463  $  60,282
                                              =========  =========  =========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           December 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
                                                          (In Thousands)
PROPERTY, PLANT, and EQUIPMENT:
Property, plant, and equipment in service...........  $ 1,554,088  $ 1,535,225
Accumulated depreciation and amortization...........     (544,225)    (513,234)
                                                      -----------  -----------
    Net plant in service............................    1,009,863    1,021,991
Construction work in progress.......................        5,613       22,274
                                                      -----------  -----------
    Total property, plant, and equipment -- net.....    1,015,476    1,044,265
                                                      -----------  -----------
CURRENT ASSETS:
Cash and cash equivalents...........................        2,528        2,039
Accounts receivable -- gas transportation...........       17,051       16,469
Accounts receivable -- transportation imbalances and
 fuel...............................................        2,939       10,355
Accounts receivable -- affiliated companies.........        8,907        4,159
Inventories (at average cost).......................       10,446        9,138
Notes receivable -- parent..........................       75,000          --
Prepayments and other current assets................        4,424        3,557
                                                      -----------  -----------
    Total current assets............................      121,295       45,717
                                                      -----------  -----------
DEFERRED CHARGES:
Income tax related regulatory asset.................       25,033       25,413
Deferred charge on reacquired debt..................       10,040       11,245
Unamortized debt expense............................        2,848        3,237
Other regulatory assets.............................        3,174        5,035
Other...............................................        2,775        1,431
                                                      -----------  -----------
    Total deferred charges..........................       43,870       46,361
                                                      -----------  -----------
TOTAL ASSETS........................................  $ 1,180,641  $ 1,136,343
                                                      ===========  ===========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                             December 31,
                                                        -----------------------
                                                           2000        1999
                                                        ----------- -----------
                                                            (In Thousands)
CAPITALIZATION:
Common stock -- no par value; 1,000 shares authorized,
 issued and outstanding................................ $    85,474 $    85,474
Additional paid-in capital.............................     192,717     192,717
Reinvested earnings....................................     108,570      50,281
                                                        ----------- -----------
    Total common stock equity..........................     386,761     328,472
Long-term debt.........................................     538,041     550,845
                                                        ----------- -----------
    Total capitalization...............................     924,802     879,317
                                                        ----------- -----------
CURRENT LIABILITIES:
Long-term debt -- current portion......................         543      31,498
Accounts payable.......................................      17,440      15,149
Accounts payable to affiliates.........................      33,454       5,527
Accrued interest.......................................       3,416       4,101
Accrued liabilities....................................       1,989       9,632
Accrued taxes..........................................       1,218         924
                                                        ----------- -----------
    Total current liabilities..........................      58,060      66,831
                                                        ----------- -----------
DEFERRED CREDITS:
Deferred income taxes..................................     189,104     180,061
Other..................................................       8,675      10,134
                                                        ----------- -----------
    Total deferred credits.............................     197,779     190,195
                                                        ----------- -----------
Commitments and contingencies (Note 6).................         --          --
                                                        ----------- -----------
TOTAL CAPITALIZATION AND LIABILITIES................... $ 1,180,641 $ 1,136,343
                                                        =========== ===========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                                              Additional                Total
                                      Common   Paid-in   Reinvested     Common
                                      Stock    Capital    Earnings   Stock Equity
                                     -------- ---------- ----------  ------------
                                                   (In Thousands)
Balance at December 31, 1997........ $ 85,474 $ 192,717  $ 153,536    $ 431,727
  Net income........................      --        --      60,282       60,282
  Dividend paid to parent company...      --        --    (145,000)    (145,000)
                                     -------- ---------  ---------    ---------
Balance at December 31, 1998........   85,474   192,717     68,818      347,009
  Net income........................      --        --      61,463       61,463
  Dividend paid to parent company...      --        --     (80,000)     (80,000)
                                     -------- ---------  ---------    ---------
Balance at December 31, 1999........   85,474   192,717     50,281      328,472
  Net income........................      --        --      58,363       58,363
  Distribution to parent company....      --        --         (74)         (74)
                                     -------- ---------  ---------    ---------
Balance at December 31, 2000........ $ 85,474 $ 192,717  $ 108,570    $ 386,761
                                     ======== =========  =========    =========



  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                Years Ended December 31,
                                              -------------------------------
                                                2000       1999       1998
                                              ---------  ---------  ---------
                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................... $  58,363  $  61,463  $  60,282
Adjustments to reconcile net income to net
 cash provided by operations:
  Depreciation and amortization..............    43,379     42,863     42,759
  Deferred income taxes......................     9,423     16,215     18,119
  Allowance for equity funds used during
   construction..............................      (462)    (1,103)      (971)
  Changes in operating assets and
   liabilities:
    Accounts receivable -- gas transportation
     and other...............................     2,086       (697)    (2,679)
    Accounts payable and accrued
     liabilities.............................    (6,036)    (2,694)       372
    Net receivable/payable -- affiliates.....      (696)    (1,130)    11,760
    Net receivable/payable to parent for
     taxes...................................    27,731       (690)    (3,609)
    Accrued taxes............................       293        145        (34)
    Inventory................................    (1,309)    (1,188)    (1,427)
    Other working capital....................       (48)       (12)       734
    Regulatory accruals......................         7        696        768
    Other -- net.............................      (948)      (417)    (2,730)
                                              ---------  ---------  ---------
      Net cash provided by operating
       activities............................   131,783    113,451    123,344
                                              ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures....................   (12,023)   (25,474)   (48,857)
Note receivable -- parent....................   (75,000)       --         --
Allowance for borrowed funds used during
 construction................................      (439)    (1,123)      (996)
                                              ---------  ---------  ---------
      Net cash used in investing activities..   (87,462)   (26,597)   (49,853)
                                              ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt..................  (173,370)  (134,438)   (65,640)
Long-term debt issued, net of issuance
 costs.......................................   129,538    128,543     89,980
Cash dividends paid to parent................       --     (80,000)  (145,000)
                                              ---------  ---------  ---------
      Net cash used in financing activities..   (43,832)   (85,895)  (120,660)
                                              ---------  ---------  ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS......       489        959    (47,169)
CASH AND CASH EQUIVALENTS AT JANUARY 1.......     2,039      1,080     48,249
                                              ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT DECEMBER 31..... $   2,528  $   2,039  $   1,080
                                              =========  =========  =========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 2000, 1999 and 1998

Note 1: Summary of Business and Significant Accounting Policies

  Basis of Presentation -- PG&E Gas Transmission, Northwest Corporation (PG&E
GTN) was incorporated in California in 1957 under its former name, Pacific Gas Transmission Company. PG&E GTN is an indirect wholly-owned subsidiary of PG&E National Energy Group, Inc. (PG&E NEG) and is affiliated with, but is not the same company as, Pacific Gas and Electric Company (the Utility), the gas and electric utility regulated by the California Public Utilities Commission, serving Northern and Central California. PG&E Corporation (PG&E) is the corporate parent for both PG&E NEG and the Utility.

  The accompanying consolidated financial statements reflect the results for PG&E GTN and its wholly owned subsidiaries which include Pacific Gas Transmission International, Inc., Pacific Gas Transmission Company, and a fifty percent interest in a joint venture known as Stanfield Hub Services, LLC.

  PG&E GTN and its subsidiaries collectively are referred to herein as the "Company."

  All material adjustments are of a normal recurring nature unless otherwise disclosed. Intercompany accounts and transactions have been eliminated. Prior years' amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2000 presentation.

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues, expenses, assets, liabilities and disclosure of contingencies. Actual results could differ from these estimates.

  Business -- PG&E GTN is a natural gas pipeline company which owns and operates an interstate pipeline system which extends from the British Columbia-Idaho border to the Oregon-California border, traversing Idaho, Washington, and Oregon.

  PG&E GTN operates in one business segment, the transportation of natural gas, primarily from supplies in Canada for customers located in the Pacific Northwest, Nevada, and California. PG&E GTN's customers are principally local retail gas distribution utilities, electric generators that utilize natural gas to generate electricity, natural gas marketing companies that purchase and resell natural gas to end-use customers and utilities, natural gas producers, and industrial companies. PG&E GTN's customers are responsible for securing their own gas supplies which are delivered to PG&E GTN's system. PG&E GTN transports such supplies directly to customers or to downstream pipelines, which then transport such supplies to their customers.

  Relationship with PG&E Corporation and the California Energy Crisis -- The Utility, a regulated utility in California and wholly-owned subsidiary of PG&E, is experiencing liquidity and credit problems. PG&E is also the indirect parent of PG&E NEG which is PG&E GTN's indirect parent. Under the current deregulated wholesale power purchase market scheme in California, the Utility spent approximately $6.6 billion through December 31, 2000 for purchased power above the amounts currently provided for under frozen retail rates. Because of this situation, PG&E's credit rating was downgraded to below investment grade in January 2001, which caused PG&E to default on outstanding commercial paper and bank borrowings.

  In March 2001, PG&E refinanced all of its outstanding commercial paper and bank borrowings, and Standard & Poor's subsequently removed its below investment-grade credit rating since PG&E no longer had rated securities outstanding.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 2000, 1999 and 1998


  In January 2001, certain corporate actions were taken to insulate the assets of PG&E NEG and its direct and indirect subsidiaries, including PG&E GTN, from any effort to substantively consolidate those assets in an insolvency or bankruptcy proceeding of PG&E. To protect PG&E GTN from the effects of PG&E's liquidity and credit situation, PG&E and PG&E NEG undertook a corporate restructuring of PG&E GTN, known as a "ring-fencing" transaction. The ring-fencing complied with credit rating agency criteria for establishing "bankruptcy-remote" entities enabling PG&E GTN to retain its own credit rating based on its own creditworthiness.

  The ring-fencing involved creating a new special purpose entity (SPE) between PG&E and PG&E GTN called GTN Holdings LLC, which directly owns 100% of the stock of PG&E GTN. As part of the "ring-fencing," GTN Holdings LLC's charter requires unanimous approval of its Board of Control, including at least one independent director, before it can (a) consolidate or merge with any entity; (b) transfer substantially all of its assets to any entity; or (c) institute or consent to bankruptcy, insolvency or similar proceedings or actions. The SPE may not declare or pay dividends unless such dividends are unanimously approved by the Board of Control (including the independent director) and GTN Holdings LLC, on a consolidated basis with PG&E GTN, maintains a debt coverage ratio of not less than 2.25:1 and a leverage ratio of not greater than 0.70:1, or an investment grade credit rating.

  Management believes that PG&E NEG and its direct and indirect subsidiaries as described above, would not be substantively consolidated with PG&E in an insolvency or bankruptcy proceeding involving PG&E.

  In addition to PG&E GTN's relationship to PG&E as an indirect wholly-owned subsidiary, the Utility has been PG&E GTN's largest customer, accounting for close to 20% of its revenues through the periods covered by these financial statements. In accordance with PG&E GTN's FERC tariff provisions, the Utility has provided assurances either in the form of cash, or an investment grade guarantee, letter of credit, or surety bond to support its position as a shipper on the PG&E GTN pipeline. In the event that the Utility is unable to continue to provide such assurances, then PG&E GTN can mitigate its risks by open market capacity sales. Because of the tariff structure, coupled with the strong demand for natural gas, PG&E GTN expects that it could sell the capacity at a price at least equal to what the Utility is currently paying.

  The Utility is current on all billings through March 16, 2001, and has indicated its intention to remain current. The accounts receivable from the Utility at December 31, 2000 of $3.7 million was collected on January 20, 2001.

  Risk Management -- PG&E Corporation has established an officer-level risk management committee and a risk management policy which is also applicable to PG&E GTN. This committee oversees implementation and compliance with the policy and approves each risk management program.

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

  Regulation -- PG&E GTN's rates and charges for its natural gas transportation business are regulated by the Federal Energy Regulatory Commission (FERC or Commission). PG&E GTN's consolidated financial statements reflect the ratemaking policies of the Commission in conformity with generally accepted accounting principles for rate-regulated enterprises in accordance with Statement of Financial Accounting Standards (SFAS)

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 2000, 1999 and 1998

No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement allows PG&E GTN to record certain regulatory assets and liabilities which will be included in future rates and would not be recorded under generally accepted accounting principles for nonregulated entities. Regulatory assets and liabilities represent future probable increases or decreases, respectively, in revenues to be recorded by PG&E GTN associated with certain costs to be collected from customers or amounts to be refunded to customers, respectively, as a result of the ratemaking process.

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

  The following regulatory assets and liabilities were reflected in PG&E GTN's Consolidated Balance Sheets as of the dates noted:

                                                                 December 31,
                                                                ---------------
                 Regulatory Assets and Liabilities               2000    1999
                 ---------------------------------              ------- -------
                                                                (In Thousands)
     Regulatory Assets:
       Income tax related...................................... $25,033 $25,413
       Deferred charge on reacquired debt......................  10,040  11,245
       Pension costs...........................................   1,071   2,771
       Postretirement benefit costs other than pensions........   2,102   2,264
       Fuel tracker............................................   2,692   3,786
                                                                ------- -------
         Total Regulatory Assets............................... $40,938 $45,479
                                                                ======= =======
     Regulatory Liabilities:
       Postretirement benefits other than pension.............. $ 6,301 $ 4,031
       Unamortized ITC.........................................     132     173
                                                                ------- -------
         Total Regulatory Liabilities.......................... $ 6,433 $ 4,204
                                                                ======= =======

  Substantially all of PG&E GTN's regulatory assets are provided for in rates charged to customers and are being amortized over future periods. The Company does not earn a return on regulatory assets on which it does not incur a carrying cost. The Company does not earn a return nor does it incur a carrying cost on regulatory assets related to income taxes, pension costs, postretirement benefit costs or fuel tracker.

  Cash Equivalents -- Cash equivalents (stated at cost, which approximates market) include working funds and short-term investments with maturities of three months or less at date of acquisition.

  Property, Plant, and Equipment -- Utility plant is stated at original cost. The costs of utility plant additions, including replacements of plant retired, are capitalized. Costs include labor, materials, construction overhead, and an allowance for funds used during construction (AFUDC). AFUDC is the estimated cost of debt and equity funds used to finance regulated plant additions. AFUDC rates, calculated in accordance with FERC authorizations, are based upon the last approved equity rate and an embedded rate for borrowed funds. The equity component of AFUDC is included in other income and the borrowed funds component is recorded as a reduction of interest expense.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 2000, 1999 and 1998


  Costs of repairing property and replacing minor items of property are charged to maintenance expense. The original cost of plant retired plus removal costs, less salvage, is charged to accumulated depreciation upon retirement of plant in service. No gain or loss is recognized upon normal retirement of utility plant.

  PG&E GTN's tangible utility plant in service is depreciated using a straight-line remaining-life method while its intangible plant in service is amortized over periods of five to seven years.

  The following table sets forth the major classifications of the Company's property, plant, and equipment and its accumulated provisions for depreciation and amortization at December 31 for the periods noted.

                                           Average                   Average
                                        Depreciation/             Depreciation/
     Property, Plant, and               Amortization              Amortization
          Equipment           Amount        Rate        Amount        Rate
     --------------------   ----------  ------------- ----------  -------------
                                      2000                      1999
                            ------------------------- -------------------------
                                             (In Thousands)
   Transmission............ $1,476,972       2.4%     $1,461,422       2.4%
   General.................     37,915       7.3%         32,114       7.3%
   Capital lease...........     17,534       5.1%         17,534       5.0%
   Intangible -- Computer
    software & other.......     21,667      16.0%         24,155      16.4%
                            ----------                ----------
     Plant in service......  1,554,088                 1,535,225
   Construction work in
    progress...............      5,613                    22,274
                            ----------                ----------
     Total property, plant
      and equipment........  1,559,701                 1,557,499
   Less accumulated
    provisions for:
     Depreciation..........   (533,920)                 (502,744)
     Amortization..........    (10,305)                  (10,490)
                            ----------                ----------
   Property, plant, and
    equipment -- net....... $1,015,476                $1,044,265
                            ==========                ==========

  Accounts Receivable -- Transportation Imbalances and Fuel -- include the following:

                                           December 31,
                                          --------------
                                           2000   1999
                                          ------ -------
                                          (In Thousands)
            Gas Imbalances............... $  247 $ 6,569
            Fuel Tracker.................  2,692   3,786
                                          ------ -------
                Total.................... $2,939 $10,355
                                          ====== =======

  Gas imbalances represent the value of gas due from connecting pipelines for operating imbalances, and gas due from customers based on their nominations versus their deliveries into PG&E GTN's pipeline. Operator imbalances are settled volumetrically. Customer imbalances are settled volumetrically in accordance with the Company's tariff.

  The Fuel Tracker represents the difference between the value of "in-kind" gas received from customers for compressor fuel use and line gain/loss versus the actual amount incurred by the pipeline. PG&E GTN's fuel tracker mechanism, as approved by the FERC, provides for 100% recovery of such gas. To the extent that actual compressor fuel and line loss/gain differ from amounts collected through the fuel rates then in effect, the value of such differences is reflected as a regulatory asset or liability. Fuel tracker rates are updated semi-annually to include these differences with fuel estimates for the upcoming six months.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 2000, 1999 and 1998


  Unamortized Debt Expense and Gains or Losses on Reacquired Debt -- PG&E GTN's debt issuance costs are amortized over the lives of the issues to which they pertain. Unamortized debt cost and gains or losses associated with refinanced debt are amortized over the life of the new debt consistent with PG&E GTN's ratemaking treatment.

  Revenues -- PG&E GTN's transportation revenues including the reservation and the volumetric charge components, are recorded as services are provided, based on rate schedules approved by the FERC. The reservation charge component is recorded in the months in which it applies. The volumetric charge component is recorded when volumes are delivered.

  Other revenues include sublease rental income on the Company's former headquarters building, miscellaneous service revenues and in 1999, revenues of $18.7 million resulting from the renegotiation of several transportation contracts in connection with the resolution of commercial issues with certain shippers.

  PG&E GTN's largest customer in 2000 was the Utility, accounting for approximately $45.6 million, or 19.4 percent, of its transportation revenues. The primary term of the firm service transportation agreement with the Utility extends through 2005 and continues year-to-year thereafter unless terminated. The Utility's affiliates account for an additional $4.2 million, or 1.8 percent, of the total transportation revenues. The combination of Duke Energy Fuels, Duke Energy Trading & Marketing, and American Natural Gas (an affiliate of Duke) results in PG&E GTN's second largest customer, with approximately $25.3 million, or 11 percent, of total 2000 transportation revenue. In 1999, the Utility and affiliates and Duke Energy and affiliates accounted for approximately $51.8 million (23 percent) and $25.0 million (11 percent) respectively, of PG&E GTN's transportation revenues. In 1998, the Utility and affiliates accounted for approximately $51.6 million (22 percent) of PG&E GTN's transportation revenues. No other customer accounts for 10 percent or more of annual transportation revenue.

  PG&E GTN customers could be affected by the market conditions in California (see the Relationship with PG&E Corporation and the California Energy Crisis section, above). Service to such customers is subject to PG&E GTN's FERC tariff provisions. To the extent any customer fails to meet the credit or payment requirements as prescribed in the tariff, such customer would be required to provide assurances either in the form of cash, or an investment grade guarantee, letter of credit, or surety bond to support its position as a shipper on the PG&E GTN pipeline. In the event that the customer is unable to continue to provide such assurances, PG&E GTN can mitigate its risks by open market capacity sales. Because of the tariff structure, coupled with the strong demand for natural gas, PG&E GTN expects that it could sell the capacity at current tariff rates. All customers are current on billings through March 16, 2001.

  Income Taxes -- The Company is included in the consolidated federal income tax return filed by PG&E. For financial reporting purposes, income taxes are allocated to PG&E GTN and its subsidiaries on a modified separate return basis, to the extent such taxes or tax benefits are realized by PG&E in the consolidated return.

  Other Income -- The components of Other-net include interest income and fees and other miscellaneous non-operating income items.

  Comprehensive Income -- For the years ended December 31, 2000, 1999 and 1998, PG&E GTN did not have any current or accumulated other comprehensive income, thus net income equaled comprehensive income for all periods.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 2000, 1999 and 1998


  Statements of Consolidated Cash Flows -- Cash paid for interest, net of amounts capitalized, totaled $39.7 million, $39.9 million and $35.8 million in 2000, 1999 and 1998, respectively. Cash paid for income taxes totaled $0.2 million in 2000, $21.6 million in 1999 and $20.1 million in 1998.

  New Accounting Standards -- The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, on January 1, 2001. This standard requires the Company to recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged items are recognized in earnings. The Company has determined that adoption of SFAS No. 133 will not have a material impact on its financial condition or results of operations. The Company also has certain derivative contracts for the transportation of natural gas transacted in the normal course of business. At this time, these derivative contracts are exempt from the requirements of SFAS No. 133 under the normal purchases and sales exception, and thus will not be reflected on the balance sheet at fair value. The Derivative Implementation Group of the Financial Accounting Standards Board is currently evaluating the definition of normal purchases and sales. As such, certain derivative contracts may no longer be exempt from the requirements of SFAS No. 133. When the final decision regarding this issue is complete, the Company will evaluate the impact of the implementation guidance on a prospective basis.

Note 2: Related Party Transactions

  The Company invested its available cash balances with, or borrowed from, PG&E pursuant to a pooled cash management arrangement through December 27, 2000, at which time the arrangement was terminated. The principal amount of the investment with PG&E was payable upon demand. The interest rate on these cash investments or borrowings averaged 6.2 percent in 2000, 5.0 percent in 1999 and 5.4 percent in 1998. The related interest income was $0.3 million in 2000, $0.1 million in 1999, and $0.1 million in 1998. The Company now holds and invests its available cash balances on its own.

  On October 26, 2000 the Company loaned $75.0 million to PG&E pursuant to a promissory note. The principal amount of this investment is payable upon demand and is reflected as a Note receivable --parent company on the Consolidated Balance Sheet. The balance invested with PG&E at December 31, 2000 is $75.0 million, at an interest rate of 6.9 percent. The interest rate on this cash investment averaged 6.8 percent in 2000.

  The Company is charged by PG&E, PG&E NEG, and other affiliates for services, such as legal, tax, treasury, human resources, and other administrative functions, and for other costs incurred on PG&E GTN's behalf, including employee benefit costs, insurance and other related costs.

  The charges for these costs are based on direct assignment to the extent practicable and on allocations using allocation methods that the Company believes are reasonable reflections of the utilization of services provided to or for the benefits received by the Company. For the years ended December 31, 2000, 1999, and 1998, PG&E GTN has reflected $5.1 million, $4.5 million, and $3.5 million respectively in its operating expenses.

  In 2000, 1999 and 1998, Pacific Gas and Electric Company and its affiliates, accounted for approximately $50.0 million, (21 percent), $51.8 million (23 percent) and $51.6 million (22 percent), respectively, of PG&E GTN's transportation revenues.

  See Note 6: Commitments and Contingencies, regarding credit support for affiliates.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 2000, 1999 and 1998


Note 3: Long-term Debt

  Long-term debt at December 31, 2000 and 1999, consisted of the following:

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             (In Thousands)
   Long-Term Debt
     Senior Unsecured Notes, due 2005...................... $250,000  $250,000
     Senior Unsecured Debentures, due 2025.................  150,000   150,000
     Medium Term Notes, due 2000 to 2003...................   39,000    70,000
     Commercial Paper*.....................................   87,000    99,335
                                                            --------  --------
       Subtotal............................................  526,000   569,335
     Capital Lease Obligation..............................   15,401    15,899
     Unamortized Debt Discount.............................   (2,817)   (2,891)
     Current Portion of Long-Term Debt and Capital Lease...     (543)  (31,498)
                                                            --------  --------
       Long-term debt included in capitalization........... $538,041  $550,845
                                                            ========  ========

  The following table summarizes the annual maturities of long-term debt for the next five years:

                                            2001   2002    2003  2004   2005
                                            ---- -------- ------ ---- --------
                                                  (Dollars in Thousands)
   Annual Maturities of Long-Term Debt*.... $543 $119,994 $6,647 $705 $250,769
                                            ==== ======== ====== ==== ========

- --------
* Commercial paper is included as long-term debt, and is backed by revolving bank credit agreements

  On May 31, 1995, PG&E GTN completed the sale of $400 million of debt securities through a $700 million shelf registration. PG&E GTN issued $250 million of 7.10 percent 10-year senior unsecured notes due June 1, 2005, and $150 million of 7.80 percent 30-year senior unsecured debentures due June 1, 2025. The 10-year notes were issued at a discount to yield 7.11 percent and the 30-year debentures were issued at a discount to yield 7.95 percent. At December 31, the unamortized debt discount balance for the notes and debentures were $0.1 million and $2.1 million respectively. The 30-year debentures are callable after June 1, 2005, at the option of PG&E GTN.

  In addition, during 1995, $70 million of medium term notes were issued at face values ranging from $1 million to $17 million. During 2000, $31 million in medium term notes matured and were accordingly extinguished. The maturity of the remaining notes and the average interest rates are as follows:

                                                          Current     Average
                                                           Amount  Interest Rate
                                                          -------- -------------
                                                              (In thousands)
   Due 2002.............................................. $ 33,000     6.83%
   Due 2003..............................................    6,000     6.96%
                                                          --------     -----
     Total............................................... $ 39,000     6.85%
                                                          ========     =====

  On May 24, 1999, PG&E GTN entered into a three-year noncancelable revolving credit agreement in the amount of $100 million. On the same date, the Company entered into a revolving 364-Day credit agreement in the amount of $50 million, collectively the "Credit Facilities". The three-year revolving credit agreement may

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 2000, 1999 and 1998

be extended for successive one-year periods. The revolving 364-Day credit agreement may be extended for successive 364-Day periods. The Credit Facilities contain a covenant which limits total debt to 70 percent of total capitalization. At December 31, 2000 the total debt to total capitalization ratio was 58 percent.

  These Credit Facilities support PG&E GTN's $150 million commercial paper program. At December 31, 2000 and 1999, $86.4 million (net of related $0.6 million discounts) and $98.8 million (net of related $0.6 million discounts), of commercial paper was outstanding at an average interest rate of 7.24 and
6.32 percent, respectively. The average balance during 2000 was $65.5 million at an average rate of 6.67 percent. The average balance during 1999 was $98.5 million at an average rate of 5.47 percent. At December 31, 2000, PG&E GTN was in compliance with all terms and conditions of the Credit Facilities and other debt agreements.

  Capital Lease Obligation -- PG&E GTN leases an office building in Portland, Oregon under a 20-year lease terminating in the year 2015. Payments under the lease total $1.9 million per year and approximate the debt service payments on the debt issued to finance the $17.5 million cost of the building. In addition, PG&E GTN is obligated to pay operating costs, taxes, and insurance for the building. PG&E GTN does not have the option to extend the lease beyond 20 years but may at any time purchase the building for approximately the balance of the debt outstanding used to finance the building. PG&E GTN must purchase the building at the end of the lease term.

  Based on the provisions of the lease agreement, PG&E GTN accounts for the obligation as a capital lease. The historical asset value of the capital lease is $17.5 million; accumulated depreciation through December 31, 2000 is $4.3 million. The total future commitments are $27.5 million with a principal portion of $15.4 million. The effective interest rate inherent in the lease is
8.8 percent. Effective August 11, 1999, PG&E GTN subleased a majority of the office building for a base term through November 1, 2005 with extension and expansion options. Effective October 15, 2000, the Sublessee occupied the entire building pursuant to its expansion option under the Sublease. The Sublessee also has an option to purchase the building for the greater of its fair market value or the PG&E GTN option costs with reimbursement of certain costs to PG&E GTN.

  The minimum lease payments for the next five years are as follows:

                             Minimum Lease Payment

     Year                                              Total  Interest Principal
     ----                                              ------ -------- ---------
                                                            (In Thousands)
     2001............................................. $1,871  $1,328   $  543
     2002.............................................  1,871   1,278      593
     2003.............................................  1,871   1,224      647
     2004.............................................  1,871   1,166      705
     2005.............................................  1,871   1,102      769
                                                       ------  ------   ------
       Total.......................................... $9,355  $6,098   $3,257
                                                       ======  ======   ======

  The total of minimum sublease rentals to be received in the future is $12.7 million.

  Fair Value -- At December 31, 2000, the Company's primarily fixed rate debt had a carrying value of $538.6 million and had an estimated fair market value of $544.3 million. At December 31, 1999, the Company's primarily fixed rate debt had a carrying value of $582.3 million and had an estimated fair market value of $569.7 million. The estimated fair value of the notes and debentures were based upon quoted market prices. The carrying value for both commercial paper and the capital lease approximate fair value.

The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturity of these items.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 2000, 1999 and 1998


Note 4: Income Taxes

  The significant components of income tax expense were:

                                                      Year Ended December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
   Income Tax Expense                                     (In Thousands)
   Current -- Federal................................ $24,028  $18,780  $15,311
   Current -- State..................................   3,890    2,607    2,334
                                                      -------  -------  -------
       Total current.................................  27,918   21,387   17,645
                                                      -------  -------  -------
   Deferred -- Federal...............................   8,032   14,097   15,877
   Deferred -- State.................................   1,391    2,118    2,242
                                                      -------  -------  -------
       Total deferred................................   9,423   16,215   18,119
                                                      -------  -------  -------
   Investment tax credit amortization................     (25)     (25)     (25)
                                                      -------  -------  -------
       Total income tax expense...................... $37,316  $37,577  $35,739
                                                      =======  =======  =======

  The differences between reported income taxes and tax amounts determined by applying the federal statutory rate of 35 percent to income before income tax expense were:

                                                     Year Ended December 31,
                                                     ------------------------
                                                      2000    1999     1998
                                                     ------- -------  -------
   Income Tax Expense                                    (In Thousands)
     Expected federal income tax expense............ $33,462 $34,664  $33,607
     Increase (decrease) in income tax expense
      resulting from:
       State income taxes, net of federal benefit...   3,314   3,349    2,974
       Allowance for equity funds used during
        construction................................     252      (7)      50
       Other........................................     288    (429)    (892)
                                                     ------- -------  -------
         Total income tax expense................... $37,316 $37,577  $35,739
                                                     ======= =======  =======

  The significant components of net deferred income tax liabilities were as follows:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
   Deferred Income Taxes                                       (In Thousands)
     Plant in service........................................ $180,192 $170,775
     Debt financing costs....................................    3,854    4,316
     Regulatory accounts.....................................    2,189    2,904
     Other...................................................    2,869    2,066
                                                              -------- --------
       Net deferred income taxes............................. $189,104 $180,061
                                                              ======== ========

Note 5: Employee Benefit Plans

  Retirement Plan -- PG&E GTN provides a noncontributory defined benefit pension plan covering substantially all employees. The retirement benefits under this plan are based on years of service and the employee's base salary. In conformity with accounting for rate-regulated enterprises, regulatory adjustments have

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 2000, 1999 and 1998

been recorded for the difference between pension cost determined for accounting purposes and that for ratemaking, which is based on a funding approach. PG&E GTN's policy is to fund each year not more than the maximum amount deductible for federal income tax purposes and not less than the minimum legal funding requirement. Plan assets consist primarily of common stock, fixed-income securities, and cash equivalents.

  Postretirement Benefits Other Than Pensions -- PG&E GTN provides a contributory defined benefit medical plan for retired employees and their eligible dependents and a noncontributory defined benefit life insurance plan for retired employees referred to collectively as "Other Benefits". Substantially all employees retiring at or after age 55 who began employment with PG&E GTN prior to January 1, 1994, are eligible for these benefits. The medical benefits are provided through plans administered by an insurance carrier or a health maintenance organization. Certain retirees are responsible for a portion of the cost based on years of service.

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

  As required by the Commission's policy, PG&E GTN established irrevocable trusts to fund all benefit payments based upon a prescribed annual test period allowance of $2.1 million. To the extent actual SFAS No. 106 accruals differ from the annual funded amount, a regulatory asset or liability is established to defer the difference pending treatment in the next general rate case filing. Based upon this treatment, PG&E GTN had overcollected $6.3 million at December 31, 2000 and $4.0 million at December 31, 1999. Plan assets consist primarily of common stock, fixed-income securities, and cash equivalents.

  PG&E GTN adopted SFAS No. 106 effective January 1, 1993 and elected to amortize the resulting estimated transition obligation at January 1, 1993, of approximately $11.2 million over 20 years beginning in 1993. The amortization in 2000, 1999 and 1998 was based upon a revised estimated transition obligation of $8.3 million.

  The assumed health care cost trend rate for participants in the health maintenance plan (HMO) is 5.0 percent for all years. The trend rate for participants in the preferred provider (PPO) and managed indemnity plans are age dependent. For participants under age 65, the trend rate is approximately
8.5 percent in 2000, trending down to an ultimate rate in 2005 of approximately 6.0 percent. For participants age 65 or older, the trend rate is approximately 8.0 percent in 2000, trending down to 6.0 percent in 2005. The effect of a one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 2000, by approximately $1.1 million and the 2000 annual aggregate service and interest costs by approximately $0.1 million.

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 2000, 1999 and 1998


  The following table reconciles the plans' funded status (the difference between fair value of plan assets and the related benefit obligation) to the prepaid or (accrued) cost recorded on the consolidated balance sheet:

                                                Pension
                                               Benefits       Other Benefits
                                            ----------------  ----------------
                                             2000     1999     2000     1999
                                            -------  -------  -------  -------
                                                    (In Thousands)
   Change in Benefit Obligation
     Benefit obligation at January 1......  $35,539  $36,405  $11,681  $12,280
     Service cost.........................    1,046    1,336      169      235
     Interest cost........................    2,560    2,599      761      835
     Plan participant contributions.......      --       --        66      --
     Actuarial gain.......................   (1,504)  (2,451)  (1,607)  (1,058)
     Expenses paid........................      (86)    (140)     --       --
     Benefits paid........................   (1,499)  (2,210)    (481)    (611)
                                            -------  -------  -------  -------
       Benefit obligation at December 31..  $36,056  $35,539  $10,589  $11,681
                                            =======  =======  =======  =======
   Change in Plan Assets
     Fair value of plan assets at January
      1...................................  $49,418  $43,130  $13,303  $10,214
     Actual return on plan assets.........     (667)   8,638     (295)   1,528
     Company contribution.................      --       --     2,117    2,173
     Plan participant contribution........      --       --        66      --
     Expenses paid........................      (86)    (140)     (31)      (3)
     Benefits paid........................   (1,499)  (2,210)    (481)    (609)
                                            -------  -------  -------  -------
       Fair value of plan assets at
        December 31.......................  $47,166  $49,418  $14,679  $13,303
                                            =======  =======  =======  =======
   Plan Assets in Excess of Benefit
    Obligation
     Funded status of plan at December
      31..................................  $11,109  $13,880  $ 4,090  $ 1,622
     Unrecognized actuarial gain..........  (15,122) (19,678)  (5,085)  (5,409)
     Unrecognized prior service cost......      182      202      --       --
     Unrecognized net transition
      obligation..........................      229      294    5,027    5,446
                                            -------  -------  -------  -------
       Accrued benefit (liability)/asset..  $(3,602) $(5,302) $ 4,032  $ 1,659
                                            =======  =======  =======  =======

  Net benefit cost (income) was as follows:

                                Pension Benefits          Other Benefits
                             -------------------------  ---------------------
                              2000     1999     1998     2000    1999   1998
                             -------  -------  -------  -------  -----  -----
                                           (In Thousands)
   Components of Net
    Periodic Benefit Cost
     Service cost for
      benefits earned......  $ 1,046  $ 1,336  $ 1,159  $   169  $ 235  $ 246
     Interest cost.........    2,560    2,599    2,450      761    835    825
     Expected return on
      plan assets..........   (4,188)  (3,918)  (3,526)  (1,194)  (881)  (662)
     Prior service cost
      amortization.........       20       20       20      --     --     --
     Actuarial gain
      recognized...........   (1,203)    (648)    (694)    (411)  (207)  (212)
     Transition amount
      amortization.........       65       65       65      419    419    419
                             -------  -------  -------  -------  -----  -----
     Total net benefit cost
      (income).............  $(1,700) $  (546) $  (526) $  (256) $ 401  $ 616
                             =======  =======  =======  =======  =====  =====

                 PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

             For the Years Ended December 31, 2000, 1999 and 1998


  The following actuarial assumptions were used in determining the plans' funded status and net benefit cost (income). Year-end assumptions are used to compute funded status, while prior year-end assumptions are used to compute net benefit cost (income).

                                                           Pension      Other
                                                          Benefits    Benefits
                                                         ----------- -----------
                                                         2000  1999  2000  1999
                                                         ----- ----- ----- -----
   Assumptions as of December 31
     Discount rate...................................... 7.50% 7.50% 7.50% 7.50%
     Expected rate of return on plan assets............. 8.50% 8.50% 8.50% 8.00%
     Rate of future compensation increase............... 5.00% 5.00% 2.90% 2.90%
                                                         ===== ===== ===== =====

  Savings Fund Plan -- PG&E GTN employees are eligible to participate in one of two Savings Fund Plans. Participating employees can elect to contribute up to 16 percent of their covered compensation on a pretax or after-tax basis. Employee contributions, up to a maximum of 6 percent of covered compensation, are eligible for matching by PG&E GTN at specified rates after the employee completes one year of service. The cost of PG&E GTN's contributions was charged to expense and to plant in service, and totaled $0.4 million, $0.5 million and $0.5 million, for 2000, 1999 and 1998, respectively.

Note 6: Commitments and Contingencies

  Operating Lease Commitments -- Operating lease expense amounted to $0.4 million in 2000, $0.6 million in 1999 and $0.3 million in 1998. Future minimum payments for operating leases are:

                                                            Future Commitments
                                                          ----------------------
                                                          (Dollars in Thousands)
   Years Ending December 31,
     2001................................................         $  901
     2002................................................            827
     2003................................................            830
     2004................................................            832
     2005................................................            857
     Thereafter..........................................          4,609
                                                                  ------
       Total future commitments..........................         $8,856
                                                                  ======

  Credit Support -- PG&E GTN entered into a credit support agreement, effective December 22, 2000, with PG&E Energy Trading--Power Holdings Corporation (PG&E ET), another PG&E Corporation wholly-owned subsidiary, to provide guarantees and other credit support in favor of PG&E ET's operating subsidiaries. PG&E GTN has agreed to provide such credit support in an aggregate amount up to $2.0 billion. At December 31, 2000, $58.4 million of guarantees were outstanding, with an overall exposure of $18.4 million on the transactions supported by the guarantees. At March 16, 2001, PG&E GTN had outstanding an aggregate face amount of $1.1 billion of guarantees with a gross exposure of $377.8 million related to underlying transactions. PG&E ET has advised, PG&E GTN's exposure to PG&E ET is more than offset by the underlying fair market value of PG&E ET's forward book.

  Legal Matters -- In the normal course of business, the Company is named as a party in a number of claims and lawsuits. In the past, substantially all of these have been litigated or settled with no significant impact on either the Company's results of operations, financial position, or cash flows. There are no pending material legal proceedings to which PG&E GTN is a party or to which any property is subject.

SUPPLEMENTARY DATA

                     Quarterly Consolidated Financial Data
                               for 2000 and 1999
                                  (Unaudited)

                                                     Quarter Ended
                                       -----------------------------------------
                                       Mar. 31 June 30 Sept. 30 Dec. 31  Total
                                       ------- ------- -------- ------- --------
                                                    (In Thousands)
   2000
   Operating Revenues................. $56,686 $56,339 $62,146  $61,405 $236,576
   Operating Income...................  32,408  32,150  36,179   33,309  134,046
   Net Income.........................  13,640  13,531  16,137   15,055   58,363
   1999
   Operating Revenues................. $57,636 $51,602 $61,909  $70,300 $241,447
   Operating Income...................  31,231  29,215  36,151   42,770  139,367
   Net Income.........................  13,111  11,769  15,942   20,641   61,463

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Since PG&E GTN meets the conditions set forth in General Instruction (I) (1)
(a) and (b) of Form 10-K, this information is omitted.

ITEM 11. EXECUTIVE COMPENSATION

  Since PG&E GTN meets the conditions set forth in General Instruction (I) (1)
(a) and (b) of Form 10-K, this information is omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Since PG&E GTN meets the conditions set forth in General Instruction (I) (1)
(a) and (b) of Form 10-K, this information is omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Since PG&E GTN meets the conditions set forth in General Instruction (I) (1)
(a) and (b) of Form 10-K, this information is omitted.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements

    1.  The following Financial Statements are filed herewith as part of
        Item 8, Financial Statements and Supplementary Data:

      Statements of Consolidated Income for each of the three years ended December 31, 2000, 1999 and 1998

      Consolidated Balance Sheets as of December 31, 2000 and 1999

      Statements of Consolidated Common Stock Equity for each of the three years ended December 31, 2000, 1999 and 1998

      Statements of Consolidated Cash Flows for each of the three years ended December 31, 2000, 1999 and 1998

      Notes to Consolidated Financial Statements

      Quarterly Consolidated Financial Data for 2000 and 1999 (Unaudited)

    2. Independent Auditors' Reports

  (b) Exhibits required to be filed by Item 601 of Regulation S-K:

 No.                                 Description
 ----                                -----------
  3.1 Restated Articles of Incorporation of Pacific Gas Transmission Company
       (PGT) effective January 1, 1998, (incorporated by reference to PG&E
       GTN's Current Report on Form 8-K dated January 1, 1998 as filed on
       January 14, 1998 (File No. 0-25842), Exhibit 3.1).

  3.2 By-Laws of PG&E Gas Transmission, Northwest Corporation as amended June
       1, 1999 (incorporated by reference to PG&E GTN's Current Report on Form
       8-K dated August 13, 1999 (File No. 0-25842) Exhibit 3).

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

 10.2 Lease Agreement dated as of April 15, 1994, between Pacific Gas
       Transmission Company and GIC Development 94-I, L.L.C. (incorporated by reference to PGT's Form 10/A (File No. 0-25842), Exhibit 10.3).

 No.                                 Description
 ----                                -----------
 10.3 Sublease between PG&E Gas Transmission, Northwest Corporation and Enron
       Communications, Inc., dated as of August 11, 1999, to the Lease
       Agreement dated as of April 15, 1994, between Pacific Gas Transmission
       Company (now PG&E Gas Transmission, Northwest Corporation) and GIC
       Development 94-I, L.L.C. (incorporated by reference to PG&E GTN's Form
       10-Q dated November 12, 1999 (File No. 0-25842) (Exhibit 10.1)).

 10.4 Amended and Restated Credit Agreement dated as of May 24, 1999, among
       PG&E Gas Transmission, Northwest Corporation and certain commercial institutions (incorporated by reference to PG&E GTN's Form 10-Q dated
       November 12, 1999 (File No. 0-25842) (Exhibit 10.2)).

 10.5 364-Day Credit Agreement dated as of May 24, 1999, among PG&E Gas
       Transmission, Northwest Corporation and certain commercial institutions
       (incorporated by reference to PG&E GTN's Form 10-Q dated November 12,
       1999 (File No. 0-25842) (Exhibit 10.3)).

 10.6 Pacific Gas Transmission Company Retirement Plan applicable to management employees, effective July 1, 1995 (incorporated by reference to PGT's
       10-K for fiscal year 1995 (File No. 0-25842), Exhibit 10.20).

 10.7 Appendix H, an amendment to the Pacific Gas Transmission Company
       Retirement Plan applicable to management employees, effective November
       13, 1997 (incorporated by reference to PG&E GTN's 10-K for fiscal year
       1997 (File No. 0-25842), Exhibit 10.15).

 12   Computation of Ratio of Earnings to Fixed Charges (filed herewith).

 21   Since PG&E GTN meets the conditions set forth in General Instruction (I)
       (1) (a) and (b) of Form 10-K, this information is omitted.

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

  (c) Reports on Form 8-K

    Reports on Form 8-K during the quarter ended December 31, 2000 and through the date hereof:

      None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Portland, County of Multnomah, Oregon, on the 2nd day of April 2001.

                                          PG&E GAS TRANSMISSION, NORTHWEST
                                           CORPORATION (Registrant)

                                                  /s/ Robert T. Howard
                                          By: _________________________________
                                              (Robert T. Howard, Attorney-in-
                                                           Fact)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                  Title                     Date
                 ---------                                  -----                     ----
A. Principal Executive Officer

              Thomas B. King*               President and Chief Operating Officer April 2, 2001

B. Principal Financial and Accounting
 Officer

              John R. Cooper*               Chief Financial Officer & Treasurer   April 2, 2001

C. Directors

              Thomas B. King*               Chairman of the Board                 April 2, 2001

           Bruce R. Worthington*            Director                              April 2, 2001

             Peter A. Darbee*               Director                              April 2, 2001

         /s/ Robert T. Howard
*By: ______________________________________
   (Robert T. Howard, Attorney-in-Fact)