Form 10-Q
period 2001-03-31
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 2001-05-15
CIK 75491

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

(Mark One)

[X]         Quarterly Report PURSUANT to section 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2001
                                     OR
[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period _________ to ___________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2001.

1,000 shares of common stock no par value. (All shares are owned by GTN Holdings LLC.)

Registrant meets the conditions set forth in General Instruction (H) (1) (a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS
-----------------

PART I. Financial Information                                                        Page
-----------------------------
Item 1.   Consolidated Financial Statements

             Statements of Consolidated Income                                        1

             Consolidated Balance Sheets                                              2

             Statements of Consolidated Common Stock Equity                           4

             Statements of Consolidated Cash Flows                                    5

             Notes to Consolidated Financial Statements                               6

                     Note 1.  General                                                 6

                     Note 2.  Relationship with PG&E Corporation                      7
                              and the California Energy Crisis

                     Note 3.  Derivative Financial Instruments                        8

                     Note 4.  Commitments and Contingencies                           8

Item 2.      Management's Discussion and Analysis of Financial Condition              8
             and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About Market Risk              13

PART II.  Other Information
---------------------------

Item 6.      Exhibits and Reports on Form 8-K                                        14

Signatures                                                                           15

Part I:  Financial Information
------------------------------

Item 1.  Consolidated Financial Statements
         ---------------------------------

-------------------------------------------------------------------------------------------

                               Statements of Consolidated Income
                                          (Unaudited)

-------------------------------------------------------------------------------------------
                                                                      Three Months Ended
                                                                          March 31,
-------------------------------------------------------------------------------------------
(In Thousands)                                                       2001          2000
-------------------------------------------------------------------------------------------
OPERATING REVENUES:
Gas transportation                                                 $   56,062  $   43,829
Gas transportation for affiliates                                       8,810      12,467
Other                                                                      50         390
-------------------------------------------------------------------------------------------
       Total operating revenues                                        64,922      56,686
-------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Administrative and general                                              6,237       7,398
Operations and maintenance                                              4,784       3,566
Depreciation and amortization                                          10,351      10,340
Property and other taxes                                                3,294       2,974
-----------------------------------------------------------------------------------------
       Total operating expenses                                        24,666      24,278
-----------------------------------------------------------------------------------------
OPERATING INCOME                                                       40,256      32,408
-----------------------------------------------------------------------------------------

OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during construction                        26         181
Interest income                                                         1,777          41
Other - net                                                                 9         (33)
-----------------------------------------------------------------------------------------
       Total other income and (income deductions)                       1,812         189
-----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on long-term debt                                              9,537      10,255
Allowance for borrowed funds used during construction                     (22)       (190)
Other interest charges                                                    560         322
-----------------------------------------------------------------------------------------
       Net interest expense                                            10,075      10,387
-----------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                             31,993      22,210

INCOME TAX EXPENSE                                                     12,480       8,570


-----------------------------------------------------------------------------------------
NET INCOME                                                         $   19,513  $   13,640
-----------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         ------------------------------------------------------------------------------------------------

                                           Consolidated Balance Sheets
                                                   (Unaudited)

         ------------------------------------------------------------------------------------------------
                                                     ASSETS
         ------------------------------------------------------------------------------------------------
                                                                          March 31,       December 31,
         (In Thousands)                                                     2001              2000
         ------------------------------------------------------------------------------------------------
         PROPERTY, PLANT, and EQUIPMENT:
         Property, plant, and equipment in service                   $    1,555,081    $     1,554,088
         Accumulated depreciation and amortization                         (554,372)          (544,225)
         ------------------------------------------------------------------------------------------------
           Net plant in service                                           1,000,709          1,009,863
         Construction work in progress                                        5,028              5,613
         ------------------------------------------------------------------------------------------------
              Total property, plant and equipment - net                   1,005,737          1,015,476
         ------------------------------------------------------------------------------------------------

         CURRENT ASSETS:
         Cash and cash equivalents                                           14,031              2,528
         Accounts receivable - gas transportation                            19,015             16,780
         Accounts receivable - transportation imbalances and fuel             7,378              3,210
         Accounts receivable - affiliated companies                           3,891              8,907
         Inventories (at average cost)                                        8,127             10,446
         Notes receivable - parent                                           75,000             75,000
         Price risk management - affiliated company                             455                  -
         Prepayments and other current assets                                 4,375              4,424
         ------------------------------------------------------------------------------------------------
              Total current assets                                          132,272            121,295
         ------------------------------------------------------------------------------------------------

         DEFERRED CHARGES:
         Income tax related regulatory assets                                24,864             25,033
         Deferred charge on reacquired debt                                   9,739             10,040
         Unamortized debt expense                                             2,751              2,848
         Other regulatory assets                                              2,929              3,174
         Other                                                                3,350              2,775
         ------------------------------------------------------------------------------------------------
              Total deferred charges                                         43,633             43,870
         ------------------------------------------------------------------------------------------------

         TOTAL ASSETS                                                $    1,181,642    $     1,180,641
         ------------------------------------------------------------------------------------------------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         ----------------------------------------------------------------------------------------------------

                                          Consolidated Balance Sheets
                                                  (Unaudited)

         ----------------------------------------------------------------------------------------------------
                                          CAPITALIZATION AND LIABILITIES
         ----------------------------------------------------------------------------------------------------
                                                                              March 31,        December 31,
         (In Thousands)                                                         2001               2000
         ----------------------------------------------------------------------------------------------------
         CAPITALIZATION:
         Common stock - no par value, 1,000 shares authorized,
              issued and outstanding                                      $      85,474     $       85,474
         Additional paid-in capital                                             192,717            192,717
         Accumulated other comprehensive income                                  (7,814)                 -
         Reinvested earnings                                                    128,083            108,570
         ----------------------------------------------------------------------------------------------------
              Total common stock equity                                         398,460            386,761
         Long-term debt                                                         491,519            538,041
         ----------------------------------------------------------------------------------------------------
              Total capitalization                                              889,979            924,802
         ----------------------------------------------------------------------------------------------------

         CURRENT LIABILITIES:
         Long-term debt - current portion                                           555                543
         Accounts payable                                                        11,920             17,440
         Accounts payable - affiliated companies                                 54,375             33,454
         Accrued interest                                                        10,320              3,416
         Accrued liabilities                                                      1,048              1,989
         Price risk management - affiliated company                              13,312                  -
         Accrued taxes                                                            2,215              1,218
         ----------------------------------------------------------------------------------------------------
              Total current liabilities                                          93,745             58,060
         ----------------------------------------------------------------------------------------------------

         DEFERRED CREDITS:
         Deferred income taxes                                                  186,975            189,104
         Other                                                                   10,943              8,675
         ----------------------------------------------------------------------------------------------------
              Total deferred credits                                            197,918            197,779
         ----------------------------------------------------------------------------------------------------

         COMMITMENTS and CONTINGENCIES (Note 4)                                       -                  -
         ----------------------------------------------------------------------------------------------------

         TOTAL CAPITALIZATION AND LIABILITIES                             $   1,181,642     $    1,180,641
         ----------------------------------------------------------------------------------------------------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         -----------------------------------------------------------------------------------------------------

                                      Statements of Consolidated Common Stock Equity
                                                         (Unaudited)

         -----------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                          March 31,
         -----------------------------------------------------------------------------------------------------
         (In Thousands)                                                              2001            2000
         -----------------------------------------------------------------------------------------------------
         BALANCE AT BEGINNING OF PERIOD                                       $     386,761    $    328,472
              Comprehensive income:
                     Net income                                                      19,513          13,640
                     Other comprehensive income - Price risk management              (7,814)              -
         -----------------------------------------------------------------------------------------------------
                            Comprehensive Income                                     11,699          13,460
         -----------------------------------------------------------------------------------------------------
         BALANCE AT END OF PERIOD                                             $     398,460    $    342,112
         -----------------------------------------------------------------------------------------------------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          -----------------------------------------------------------------------------------------------

                                      Statements of Consolidated Cash Flows
                                                   (Unaudited)

          -----------------------------------------------------------------------------------------------
                                                                                  Three Months Ended
                                                                                      March 31,
          -----------------------------------------------------------------------------------------------
          (In Thousands)                                                         2001           2000
          -----------------------------------------------------------------------------------------------
          CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                         $   19,513    $   13,640
          Adjustments to reconcile net income to net cash provided by
             Operations:
                  Depreciation and amortization                                  11,506        11,157
                  Deferred income taxes                                           2,806         3,536
                  Allowance for equity funds used during construction               (26)         (181)
                  Changes in operating assets and liabilities:
                        Accounts receivable - gas transportation and other       (1,387)        1,788
                        Accounts payable and accrued liabilities                    443         1,039
                        Net receivable/payable  - affiliates                     20,854         4,662
                        Accrued taxes                                               997           801
                        Inventory                                                 2,319          (142)
                        Other working capital                                        49         1,660
                        Regulatory accruals                                       1,938           253
                        Other - net                                                 342          (670)
          -----------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                    59,354        37,543
          -----------------------------------------------------------------------------------------------

          CASH FLOWS FROM INVESTING ACTIVITIES:
          Construction expenditures                                                (693)       (2,234)
          Allowance for borrowed funds used during construction                     (22)         (190)
          -----------------------------------------------------------------------------------------------
                    Net cash used in investing activities                          (715)       (2,424)
          -----------------------------------------------------------------------------------------------

          CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayment of long-term debt                                           (92,000)      (41,439)
          Long-term debt issued, net of issuance costs                           44,864         6,069
          -----------------------------------------------------------------------------------------------
                    Net cash used in financing activities                       (47,136)      (35,370)
          -----------------------------------------------------------------------------------------------

          NET CHANGE IN CASH AND CASH EQUIVALENTS                                11,503          (251)

          CASH AND CASH EQUIVALENTS AT JANUARY 1                                  2,528         2,039

          -----------------------------------------------------------------------------------------------
          CASH AND CASH EQUIVALENTS AT MARCH 31                              $   14,031    $    1,788
          -----------------------------------------------------------------------------------------------

          SUPPLEMENTAL DISCLOSURES OF CASH FLOW
             INFORMATION:
          Cash paid for:
                    Interest                                                 $    2,596    $    3,296
                    Income taxes                                             $        -    $        -
          -----------------------------------------------------------------------------------------------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

Note 1: General
---------------

Basis of Presentation
----------------------

     PG&E Gas Transmission, Northwest Corporation (PG&E GTN) was incorporated in California in 1957 under its former name, Pacific Gas Transmission Company. PG&E GTN is an indirect wholly-owned subsidiary of PG&E National Energy Group, Inc. (PG&E NEG) and is affiliated with, but is not the same company as, Pacific Gas and Electric Company (the Utility), the gas and electric company serving Northern and Central California. PG&E Corporation is the ultimate corporate parent for both PG&E NEG and the Utility.

     The accompanying unaudited consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for PG&E GTN and its wholly owned subsidiaries which include Pacific Gas Transmission Company and Pacific Gas Transmission International, Inc., and a fifty percent interest in a joint venture known as Stanfield Hub Services, LLC.

     PG&E GTN and its subsidiaries are collectively referred to herein as the "Company". This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in
Item 8, Financial Statements and Supplementary Data, in the Company's Form 10-K for the fiscal year ended December 31, 2000.

     In the opinion of management, the accompanying statements reflect all adjustments necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. Intercompany accounts and transactions have been eliminated. Prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2001 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Accounting for Price Risk Management Activities
-----------------------------------------------

     Effective January 1, 2001, PG&E GTN adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and be measured at their fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Changes in the fair value of derivatives that do not qualify for accounting hedge treatment, as well as the ineffective portion of hedges, must be recognized in current period earnings. Hedge effectiveness is measured based on changes in the fair value over time between the derivative contract and the hedged item.

     The adoption of Statement No. 133, as amended, could increase volatility in PG&E GTN's net income and other comprehensive income based on the level of derivative instruments utilized and the extent of the Company's hedging activities which are subject to change from time to time based on management's decision as to the appropriate strategies and PG&E GTN's overall risk exposure levels.

     PG&E GTN's contracts for the transportation of natural gas are considered derivative contracts as defined in SFAS No. 133. These contracts are transacted in the normal course of business and are subject to the terms, conditions and rate schedules of the Company's tariff as approved by the Federal Energy Regulatory Commission (FERC). The contracts include long- and short-term firm and interruptible transportation service contracts. At this time, these derivative contracts are exempt from the requirements of SFAS No. 133, as amended, under the normal purchases and sales exception, and thus are not recorded on the balance sheet at fair value.

     PG&E GTN is using other derivative contracts (i.e., other than the transportation service contracts) in limited instances and solely for hedging purposes to offset price risk associated with certain negotiated rate transportation contracts. Commodity price risk is the risk that changes in market prices will adversely affect earnings and cash flows. PG&E GTN has exposure to commodity price risk associated with several negotiated rate index price contracts to provide transportation service. The goal of this hedging program is to effectively convert a portion of GTN's variable-rate future revenues into fixed-rate revenues by locking in forward prices on certain volumes through the basis swap arrangements with its affiliate PG&E Energy Trading. These hedge contracts are effective from April through October of 2001, and are designated as cash flow hedges and recorded on the balance sheet at fair value, with the offset in the other comprehensive income section of equity.

     The earnings impact of adopting Statement No. 133, as amended, on January 1, 2001 was immaterial. The effect on other comprehensive income was $5.0 million. As of March 31, 2001, PG&E GTN had recorded cash flow hedge derivative assets of $0.5 million and liabilities of $13.3 million. Included in other comprehensive income at March 31, 2001 are $7.8 million of losses, net of tax, which will be reclassified into earnings during 2001 when the forecasted transactions impact earnings.

Note 2: Relationship with PG&E Corporation and the California Energy Crisis
---------------------------------------------------------------------------

     The Utility, a regulated utility in California and wholly-owned subsidiary of PG&E Corporation, is experiencing liquidity and credit problems. PG&E Corporation is also the indirect parent of PG&E National Energy Group, Inc. (PG&E NEG) which is PG&E GTN's indirect parent. Under the current deregulated wholesale power purchase market scheme in California, the Utility spent approximately $6.6 billion through December 31, 2000 for purchased power above the amounts provided for under frozen rates. Because of this situation, PG&E Corporation's credit rating was downgraded to below investment grade in January 2001, which caused PG&E Corporation to default on outstanding commercial paper and bank borrowings.

     In March 2001, PG&E Corporation refinanced all of its outstanding commercial paper and bank borrowings, and Standard & Poor's subsequently removed its below investment grade credit rating since PG&E Corporation no longer had rated securities outstanding.

     In January 2001, PG&E Corporation and PG&E NEG undertook a corporate restructuring of PG&E GTN, known as a "ring-fencing" transaction. The ring-fencing complied with credit rating agency criteria designed to further separate a subsidiary from its parent and affiliates, enabling PG&E GTN to retain its own credit rating based on its own creditworthiness.

     The ring-fencing involved creating a new special purpose entity (SPE) between PG&E Corporation and PG&E GTN called GTN Holdings LLC, which directly owns 100% of the stock of PG&E GTN. As part of the "ring-fencing", GTN Holdings LLC's charter requires unanimous approval of its Board of Control, including at least one independent director, before it can (a) consolidate or merge with any entity; (b) transfer substantially all of its assets to any entity; or (c) institute or consent to bankruptcy, insolvency or similar proceedings or actions. The SPE may not declare or pay dividends unless such dividends are unanimously approved by the Board of Control (including the independent director) and GTN Holdings LLC, on a consolidated basis with PG&E GTN, maintains a debt coverage ratio of not less than 2.25:1 and a leverage ratio of not greater than 0.70:1, or an investment grade credit rating.

     On April 6, 2001, the Utility filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. Pursuant to Chapter 11 of the U.S. Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor in possession while being subject to the jurisdiction of the Bankruptcy Court. Management believes that the Company would not be substantively consolidated in any insolvency or bankruptcy proceedings involving PG&E Corporation or the Utility.

     The Utility has been PG&E GTN's largest customer, accounting for close to 20 percent of its revenues. In accordance with PG&E GTN's Federal Energy Regulatory Commission tariff provision, the Utility has provided assurances either in the form of cash, or an investment grade guarantee, letter of credit, or surety bond to support its position as a shipper on the PG&E GTN pipeline. As a result of the April 6, 2001 filing with the Bankruptcy Court, all amounts owed to PG&E GTN by the Utility for transportation services on that date were suspended pending the decision of the Bankruptcy Court. As of April 6, 2001, the Utility owed PG&E GTN $2.9 million. The Utility has indicated its intention to remain current on all subsequent obligations incurred for the transportation services provided by PG&E GTN.

Note 3: Derivative Financial Instruments
----------------------------------------

     Below is a table summarizing the quantitative information associated with the cash flow hedges for the three months ended March 31, 2001 (in thousands).

Net gain (loss) recognized in earnings                     $       0
Amount of the hedge's ineffectiveness                              0
Component of the derivative instrument's
     gain (loss) excluded from assessment
     of hedge's ineffectiveness                                    0
Net gain (loss) to be reclassified into
     earnings within 12 months                                (7,814)
Net gain (loss) reclassified into earnings
     because original transaction will not occur                   0

     The schedule below summarizes the activities affecting accumulated other comprehensive income from derivative instruments for the three months ended March 31, 2001 (in thousands).

Beginning Accumulated derivative
     gain (loss) from SFAS 133 transition
     adjustments at January 1, 2001                        $   (5,029)
Net change of current period hedging
     transactions gain (loss)                                  (2,785)
Net reclassification to earnings                                    0
Ending accumulated derivative gain (loss)                  $   (7,814)

Note 4: Commitments and Contingencies
-------------------------------------

     Legal Matters - In the normal course of business, the Company is named as a party in a number of claims and lawsuits. Any pending legal proceedings to which PG&E GTN is a party or to which any of its property is subject are not expected to have a material adverse affect on PG&E GTN's financial position, results of operations, or cash flows.

     Credit Support - PG&E GTN entered into a credit support agreement, effective December 22, 2000, with PG&E Energy Trading-Power Holdings Corporation (PG&E ET), another wholly-owned subsidiary of PG&E NEG, to provide guarantees and other credit support in favor of PG&E ET's operating subsidiaries. PG&E GTN has agreed to provide such credit support in an aggregate amount up to $2.0 billion. At March 31, 2001, $1.1 billion of guarantees were outstanding, with an overall exposure of $355.3 million on the transactions supported by the guarantees. PG&E ET has advised, PG&E GTN's exposure to PG&E ET is more than offset by the underlying fair market value of PG&E ET's forward book.

  PG&E GTN has been authorized by its Board of Directors to execute and deliver guarantees to support the obligations of North Baja Pipeline, LLC, another wholly-owed subsidiary of PG&E NEG, in an amount not to exceed $146 million. At March 31, 2001, a total of $47 million of guarantees were outstanding in favor of two entities.


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

     PG&E GTN and its subsidiaries are collectively referred to herein as the "Company". This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in
Item 8, Financial Statements and Supplementary Data, in the Company's Form 10-K for the fiscal year ended December 31, 2000.

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

     The following information includes forward-looking statements that involve a number of risks, uncertainties, and assumptions and include statements regarding the intent, belief or current expectations of PG&E GTN and its management. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. When used in Management's Discussion and Analysis of Financial Condition and Results of Operations, words such as "estimates," "expects," "intends," "anticipates," "plans," "projects," "believes," "could" and similar expressions identify those statements which are forward-looking. Actual results may differ materially from those expressed in the forward-looking statements. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could materially affect actual results such as, but not limited to:

 .    the direct and indirect effects of the current California energy crisis, including the measures adopted and being contemplated by federal and state authorities to address the crisis;
 .    the effect of the Pacific Gas and Electric Company (the Utility) bankruptcy proceedings upon PG&E National Energy Group, Inc. (PG&E NEG) and upon PG&E GTN;
 .    legislative and regulatory initiatives regarding deregulation and restructuring of the electric and natural gas industries in the United States;
 .    the pace and extent of the restructuring of the electric and natural gas industries in the United States;
 .    the extent and timing of the entry of additional competition into the natural gas transmission markets;
 .    the pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring;
 .    the ability to expand its core pipeline business as affected by (a)
     completion of pipeline projects that may be delayed or prevented by permitting delays or restrictions, shortages of equipment or labor, work stoppages, adverse weather conditions, unforeseen engineering problems, adverse environmental conditions or unanticipated cost increases; (b) refusal or reluctance of connecting pipelines to expand their pipeline capacity; (c) the ability of new pipeline customers to construct and operate electric generating facilities or (d) financing proposed projects on terms acceptable to the Company;
 .    restrictions imposed upon PG&E NEG under certain term loans of
     PG&E Corporation;
 .    the extent and timing of pipeline and storage capacity expansion and retirements by others;
 .    changes in or application of federal, state and other regulations affecting the Company;
 .    changes in or application of environmental and other laws and regulations affecting the Company;
 .    political, legal and economic conditions and developments in California and the Pacific Northwest;
 .    financial market conditions and changes in interest rates;
 .    weather and other natural phenomena; and
 .    the performance of projects undertaken and the success of the Company's efforts to invest in and develop new opportunities.

RELATIONSHIP WITH PG&E CORPORATION AND THE CALIFORNIA ENERGY CRISIS
-------------------------------------------------------------------

     The Utility, a regulated utility in California and wholly-owned subsidiary of PG&E Corporation, is experiencing liquidity and credit problems. PG&E Corporation is also the indirect parent of PG&E NEG which is PG&E GTN's indirect parent. Under the current deregulated wholesale power purchase market scheme in California, the Utility spent approximately $6.6 billion through December 31, 2000 for purchased power above the amounts provided for under frozen rates. Because of this situation, PG&E Corporation's credit rating was downgraded to below investment grade in January 2001, which caused PG&E Corporation to default on outstanding commercial paper and bank borrowings.

     In March 2001, PG&E Corporation refinanced all of its outstanding commercial paper and bank borrowings, and Standard & Poor's subsequently removed its below investment grade credit rating since PG&E Corporation no longer had rated securities outstanding.

     In January 2001, PG&E Corporation and PG&E NEG undertook a corporate restructuring of PG&E GTN, known as a "ring-fencing" transaction. The ring-fencing complied with credit rating agency criteria designed to further separate a subsidiary from its parent and affiliates, enabling PG&E GTN to retain its own credit rating based on its own creditworthiness.

     The ring-fencing involved creating a new special purpose entity (SPE) between PG&E Corporation and PG&E GTN called GTN Holdings LLC, which directly owns 100% of the stock of PG&E GTN. As part of the "ring-fencing", GTN Holdings LLC's charter requires unanimous approval of its Board of Control, including at least one independent director, before it can (a) consolidate or merge with any entity; (b) transfer substantially all of its assets to any entity; or (c) institute or consent to bankruptcy, insolvency or similar proceedings or actions. The SPE may not declare or pay dividends unless such dividends are unanimously approved by the Board of Control (including the independent director) and GTN Holdings LLC, on a consolidated basis with PG&E GTN, maintains a debt coverage ratio of not less than 2.25:1 and a leverage ratio of not greater than 0.70:1, or an investment grade credit rating.

     On April 6, 2001, the Utility filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. Pursuant to Chapter 11 of the U.S. Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor in possession while being subject to the jurisdiction of the Bankruptcy Court. Management believes that the Company would not be substantively consolidated in any insolvency or bankruptcy proceedings involving PG&E Corporation or the Utility.

     The Utility has been PG&E GTN's largest customer, accounting for close to 20 percent of its revenues. In accordance with PG&E GTN's FERC tariff provision, the Utility has provided assurances either in the form of cash, or an investment grade guarantee, letter of credit, or surety bond to support its position as a shipper on the PG&E GTN pipeline. As a result of the April 6, 2001 filing with the Bankruptcy Court, all amounts owed to PG&E GTN by the Utility for transportation services on that date were suspended pending the decision of the Bankruptcy Court. As of April 6, 2001, the Utility owed PG&E GTN $2.9 million. The Utility has indicated its intention to remain current on all subsequent obligations incurred for the transportation services provided by PG&E GTN.

PRICE RISK MANAGEMENT ACTIVITIES
--------------------------------

     PG&E Corporation and PG&E NEG have established officer-level risk management committees and risk management policies which are also applicable to PG&E GTN. PG&E GTN may only engage in the use of derivatives in accordance with policies established by the Risk Management Committees of PG&E Corporation and PG&E NEG. PG&E NEG measures its commodity price risk exposure using value-at-risk and other methodologies that simulate future price movement in the energy markets to estimate the size and probability of future potential losses. Market risk is quantified using the variance/co-variance value-at-risk model that provides a consistent measure of risk across diverse energy markets and products. The use of this methodology requires a number of important assumptions, including the selections of confidence level for losses, volatility of prices, market liquidity, and holding period.

     PG&E GTN's contracts for the transportation of natural gas are considered derivative contracts as defined in SFAS No. 133. These contracts are transacted in the normal course of business and are subject to the terms, conditions and rate schedules of the Company's tariff as approved by the Federal Energy Regulatory Commission. The contracts include long- and short-term firm and interruptible transportation service contracts. At this time, these derivative contracts are exempt from the requirements of SFAS No. 133 under the normal purchases and sales exception, and thus are not reflected on the balance sheet at fair value.

     PG&E GTN is using other derivative contracts (i.e., other than the transportation service contracts) in limited instances and solely for hedging purposes to offset price risk associated with certain negotiated rate transportation contracts. Commodity price risk is the risk that changes in market prices will adversely affect earnings and cash flows. PG&E GTN has exposure to commodity price risk associated with several negotiated rate index price contracts to provide transportation service. The goal of this hedging program is to effectively convert a portion of PG&E GTN's variable-rate future revenues into fixed-rate revenues by locking in forward prices on certain volumes through the basis swap arrangements with its affiliate PG&E Energy Trading. These hedge contracts are effective from April through October of 2001, and are designated as cash flow hedges and recorded on the balance sheet at fair value, with the offset in the other comprehensive income section of equity. As of March 31, 2001, PG&E GTN had recorded cash flow hedge derivative assets of $0.5 million and liabilities of $13.3 million. Included in other comprehensive income at March 31, 2001 are $7.8 million of losses, net of tax, which will be reclassified into earnings during 2001 when the forecasted transactions impact earnings.

CHANGING REGULATORY ENVIRONMENT
-------------------------------

     In April 1998, the FERC issued Order 587-G which set standards for electronic communication, nomination, and imbalance procedures. Pipeline companies need to develop connections using internet tools, directory services and communication protocols to provide non-discriminatory access to all electronic information. In September 1998, the Commission issued an order on rehearing clarifying certain aspects of Order 587-G and deferring the date for processing transactions over the internet from June 1999 to June 2000. PG&E GTN has received a temporary waiver from the FERC to extend some of the requirements of Order 587-G for processing transactions over the internet until no later than August 1, 2001, and is in the process of completing programming, testing and training in order to become fully compliant.

     In February 2000, FERC issued Order 637 to promote competition in the short-term transportation market. The order lifted the rate cap for short-term capacity release transactions for a period of two years and established new reporting requirements that would increase price transparency for short-term capacity. The removal of the price cap only applies to capacity release transactions and is unlikely to provide any material short-term benefits to PG&E GTN. The Order also modified regulations related to certain pipeline system operations, such as scheduling procedures, capacity segmentation and penalties. PG&E GTN will be required to make minor changes to its system to implement the new regulations. FERC also issued a Statement of Policy in September 1999 addressing certification of new interstate natural gas facilities. Among other things, this Statement of Policy has modified, on a prospective basis, the Commission's guidelines for evaluating the market need and pricing of new pipeline capacity.

     These regulatory initiatives are not expected to have a material impact on PG&E GTN's financial position, cash flows or results of operations in the foreseeable future.

FUTURE EXPANSION AND BUSINESS DEVELOPMENT
-----------------------------------------

     Recent market conditions in the Pacific Northwest and California demonstrate a need for acceleration of an expansion of the PG&E GTN system. In response to this immediate market demand, PG&E GTN completed an open season for its proposed 200 thousand decatherms per day (MDt/d) expansion on February 15, 2001. The Company executed binding precedent agreements for long-term firm capacity transportation for the entire 200 MDt/d of capacity to be fully operational in the third quarter of 2002. As a result of the high amount of interest shown by potential customers, PG&E GTN initiated another open season for additional customers. Depending on the results of the open season, the second phase, expected to be 300 MDt/d to 500 MDt/d, could be completed by as early as the end of 2003.

ACCOUNTING FOR THE EFFECTS OF REGULATION
----------------------------------------

     PG&E GTN currently accounts for the financial effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, PG&E GTN has accumulated approximately $39.5 million of regulatory assets and $9.6 million of regulatory liabilities as of March 31, 2001.

RESULTS OF OPERATIONS
---------------------

     Selected operating results and other data are as follows:

                                                     Three Months Ended
                                                           March 31,
                                                       2001         2000
                                                    -------      -------
                                                         (In Millions)
     Operating revenues                             $  64.9      $  56.7
     Operating expenses                                24.7         24.3
                                                    -------      -------
        Operating income                               40.2         32.4
     Other income and (income deductions), net          1.8          0.2
     Net interest expense                              10.0         10.4
                                                    -------      -------
        Income before taxes                            32.0         22.2
     Income tax expense                                12.5          8.6
                                                    -------      -------
        Net Income                                  $  19.5      $  13.6
                                                    =======      =======

     Net Income - Income for the three months ended March 31, 2001 increased $5.9 million compared to the same period in 2000. The increase in income resulted primarily from higher operating revenues and other income.

     Operating Revenues - Operating revenues for the three months ended March 31, 2001 increased $8.2 million compared to the same period in 2000. The increase resulted from strong pricing fundamentals on gas transportation to the California and Pacific Northwest gas markets.

     Operating Expenses - The components of total operating expenses are as follows:

                                                  Three Months Ended
                                                       March 31,
                                                  2001          2000
                                               --------     ---------
                                                     (In Millions)
     Administrative and general                $    6.2     $     7.4
     Operations and maintenance                     4.8           3.6
     Depreciation and amortization                 10.4          10.3
     Property and other taxes                       3.3           3.0
                                               --------     ---------
         Total operating expenses              $   24.7     $    24.3
                                               ========     =========

     For the three months ended March 31, 2001, compared with the same period in 2000, operating expenses increased $0.4 million. The increase reflects additional compressor overhaul activity and higher compressor fuel use tax as a result of higher natural gas prices, partially offset by a decrease in the Gas Research Institute fees and lower labor costs.

     Other income and (income deductions) - The increase is due primarily to interest income in the amount of $1.5 million earned on the $75 million note receivable from PG&E Corporation.

     Interest Expense - Interest expense for the three months ended March 31, 2001 was $0.4 million less than interest expense for the same period in 2000. The lower average debt balance served to reduce interest expense. For the three months ended March 31, 2001 and 2000, the average interest rate was approximately 7.5 percent and 7.4 percent, respectively, while the average balance of long-term debt outstanding (excluding capital lease obligations) was $511 million and $553 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Sources of Capital - The Company's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing and capital contributions from its parent company. PG&E GTN has paid dividends as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures, and maintaining appropriate cash balances. PG&E Corporation and PG&E NEG undertook a corporate restructuring of PG&E GTN, known as a ring-fencing transaction. The ring-fencing complied with credit rating agency criteria designed to further separate a subsidiary from its parent and affiliates, enabling PG&E GTN to retain its own credit rating based on its own creditworthiness. GTN Holdings LLC, PG&E GTN's immediate parent, may not declare or pay dividends unless its Board of Control (including at least one independent director) has unanimously approved such dividends, and GTN Holdings LLC, on a consolidated basis with PG&E GTN, meets specified financial requirements (i.e., it maintains a debt coverage ratio of not less than 2.25:1 and a leverage ratio of not greater than 0.70:1, or an investment grade credit rating).

     Net Cash Provided by Operating Activities - For the three months ended March 31, 2001, net cash provided by operating activities was $59.4 million, compared with $37.5 million for the same period in 2000. The $21.9 million increase was primarily due to the change in receivables/payables from affiliates.

     Net Cash Used in Investing Activities - For the three months ended March 31, 2001 compared to the same period in 2000, net cash used in investing activities decreased by $1.7 million. The decrease primarily reflects lower construction expenditures in 2001.

     Net Cash Used in Financing Activities - For the three months ended March 31, 2001, cash used in financing activities was $47.1 million reflecting the reduction in long-term debt. For the three months ended March 31, 2000 cash used in financing activities was $35.4 million, also reflecting a reduction in long term debt.

     PG&E GTN believes that its ability to finance or to fully comply with all of the terms of its existing debt covenants is unaffected by the financial situation of any of its affiliates. PG&E GTN has retained its stand-alone investment grade rating.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

   See Risk Management Activities included in Management's Discussion and Analysis above.

     PART II:  Other Information
     ---------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

  (a) Exhibits:

             Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

  (b) No reports on Form 8-K were issued during the quarter ended March 31, 2001 and through the date hereof.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   PG&E GAS TRANSMISSION, NORTHWEST CORPORATION
                   --------------------------------------------
                                 (Registrant)



May 15, 2001      By:  /s/ John R. Cooper
                       ------------------
                       Name:  John R. Cooper
                       Title: Chief Financial Officer & Treasurer

                                 EXHIBIT INDEX


Exhibit No.:       Description of Exhibit


12      Computation of Ratio of Earnings to Fixed Charges