Form 10-Q
period 2001-06-30
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 2001-08-03
CIK 75491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 2001
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period _______________ to ________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 2001.

1,000 shares of common stock no par value. (All shares are owned by GTN Holdings LLC.)

        Registrant meets the conditions set forth in General Instruction
          (H) (1) (a) and (b) of Form 10-Q and is therefore filing this
                 Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS
-----------------

PART I.  Financial Information                                                        Page
------------------------------                                                        ----
Item 1.       Consolidated Financial Statements                                         1

                  Statements of Consolidated Income                                     1

                  Consolidated Balance Sheets                                           2

                  Statements of Consolidated Common Stock Equity                        4

                  Statements of Consolidated Cash Flows                                 5

                  Notes to Consolidated Financial Statements                            6

                           Note 1.  Organization and Basis of Presentation              6

                           Note 2.  Relationship with PG&E Corporation                  6
                                    and the California Energy Crisis

                           Note 3.  Accounting for Price Risk Management Activities     7

                           Note 4.  Derivative Financial Instruments                    8

                           Note 5.  Short Term Debt                                     9

                           Note 6.  Long Term Debt                                      9

                           Note 7.  Commitments and Contingencies                       9

Item 2.       Management's Discussion and Analysis of Financial Condition              10
              and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk               17

PART II.  Other Information
---------------------------

Item 6.       Exhibits and Reports on Form 8-K                                         18

Signatures                                                                             19

PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

-----------------------------------------------------------------------------------------------------------------------

                                    Statements of Consolidated Income
                                                (Unaudited)

-----------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended       Six Months Ended
                                                                            June  30,               June 30,
-----------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                         2001          2000       2001         2000
-----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
Gas transportation                                                   $   53,403  $   43,398  $  109,465    $   87,270
Gas transportation for affiliates                                        10,228      12,583      19,038        25,007
Other                                                                        47         358          97           748
-----------------------------------------------------------------------------------------------------------------------
     Total operating revenues                                            63,678      56,339     128,600       113,025
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Administrative and general                                                9,932       7,371      16,169        14,769
Operations and maintenance                                                4,302       3,629       9,086         7,195
Depreciation and amortization                                            10,408      10,383      20,759        20,723
Property and other taxes                                                  2,835       2,806       6,129         5,780
-----------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                            27,477      24,189      52,143        48,467
-----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                         36,201      32,150      76,457        64,558
-----------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during construction                          62          93          88           274
Interest income                                                           1,753          34       3,530            75
Other - net                                                               1,529        (119)      1,538          (152)
-----------------------------------------------------------------------------------------------------------------------
     Total other income and (income deductions)                           3,344           8       5,156           197
-----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on long-term debt                                                9,000       9,764      18,537        20,019
Allowance for borrowed funds used during construction                       (42)        (88)        (64)         (278)
Other interest charges                                                      486         316       1,046           638
-----------------------------------------------------------------------------------------------------------------------
     Net interest expense                                                 9,444       9,992      19,519        20,379
-----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                               30,101      22,166      62,094        44,376

INCOME TAX EXPENSE                                                       11,636       8,635      24,116        17,205

-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $   18,465  $   13,531  $   37,978    $   27,171
-----------------------------------------------------------------------------------------------------------------------


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

------------------------------------------------------------------------------------------------

                                   Consolidated Balance Sheets
                                          (Unaudited)

------------------------------------------------------------------------------------------------
                                            ASSETS
------------------------------------------------------------------------------------------------
                                                                 June 30,        December 31,
(In Thousands)                                                     2001              2000
------------------------------------------------------------------------------------------------
PROPERTY, PLANT, and EQUIPMENT:
Property, plant, and equipment in service                   $    1,558,430    $     1,554,088
Accumulated depreciation and amortization                         (564,901)          (544,225)
------------------------------------------------------------------------------------------------
  Net plant in service                                             993,529          1,009,863
Construction work in progress                                       19,972              5,613
------------------------------------------------------------------------------------------------
     Total property, plant and equipment - net                   1,013,501          1,015,476
------------------------------------------------------------------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                                            9,959              2,528
Accounts receivable - gas transportation                            16,196             16,780
Accounts receivable - transportation imbalances and fuel             2,430              3,210
Accounts receivable - affiliated companies                          10,751              8,907
Inventories (at average cost)                                        6,694             10,446
Notes receivable - parent                                               --             75,000
Prepayments and other current assets                                 1,334              4,424
------------------------------------------------------------------------------------------------
     Total current assets                                           47,364            121,295
------------------------------------------------------------------------------------------------

OTHER NON-CURRENT ASSETS:
Notes receivable - parent                                           75,000                 --
Income tax related regulatory assets                                24,720             25,033
Deferred charge on reacquired debt                                   9,437             10,040
Unamortized debt expense                                             2,654              2,848
Other regulatory assets                                              2,686              3,174
Other                                                                3,623              2,775
------------------------------------------------------------------------------------------------
     Total deferred charges                                        118,120             43,870
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                $    1,178,985    $     1,180,641
------------------------------------------------------------------------------------------------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

----------------------------------------------------------------------------------------------------

                                   Consolidated Balance Sheets
                                         (Unaudited)

----------------------------------------------------------------------------------------------------
                                  CAPITALIZATION AND LIABILITIES
----------------------------------------------------------------------------------------------------
                                                                     June 30,         December 31,
(In Thousands)                                                         2001               2000
----------------------------------------------------------------------------------------------------
CAPITALIZATION:
Common stock - no par value, 1,000 shares authorized,
     issued and outstanding                                      $      85,474     $       85,474
Additional paid-in capital                                             192,717            192,717
Reinvested earnings                                                    111,548            108,570
----------------------------------------------------------------------------------------------------
     Total common stock equity                                         389,739            386,761
Long-term debt                                                         451,400            538,041
----------------------------------------------------------------------------------------------------
     Total capitalization                                              841,139            924,802
----------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
Short-term debt                                                         40,000                 --
Long-term debt - current portion                                           567                543
Accounts payable                                                        18,103             17,440
Accounts payable - affiliated companies                                 66,905             33,454
Accrued interest                                                         3,392              3,416
Accrued liabilities                                                      1,082              1,989
Accrued taxes                                                            1,038              1,218
----------------------------------------------------------------------------------------------------
     Total current liabilities                                         131,087             58,060
----------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES:
Deferred income taxes                                                  194,711            189,104
Other                                                                   12,048              8,675
----------------------------------------------------------------------------------------------------
     Total deferred credits                                            206,759            197,779
----------------------------------------------------------------------------------------------------

COMMITMENTS and CONTINGENCIES (Note 7)                                      --                 --
----------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES                             $   1,178,985     $    1,180,641
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

-----------------------------------------------------------------------------------------------------

                           Statements of Consolidated Common Stock Equity
                                            (Unaudited)

-----------------------------------------------------------------------------------------------------
                                                                              Six Months Ended
                                                                                  June 30,
-----------------------------------------------------------------------------------------------------
(In Thousands)                                                              2001            2000
-----------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                                       $     386,761    $    328,472
    Net income                                                              37,978          27,171
    Dividend paid to parent company                                        (35,000)             --
-----------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                             $     389,739    $    355,643
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

-----------------------------------------------------------------------------------------------

                            Statements of Consolidated Cash Flows
                                         (Unaudited)

-----------------------------------------------------------------------------------------------
                                                                         Six Months Ended
                                                                             June 30,
-----------------------------------------------------------------------------------------------
(In Thousands)                                                         2001           2000
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $   37,978  $     27,171
Adjustments to reconcile net income to net cash provided by
   Operations:
        Depreciation and amortization                                  22,438        22,477
        Deferred income taxes                                           5,607         7,052
        Allowance for equity funds used during construction               (88)         (274)
        Changes in operating assets and liabilities:
              Accounts receivable - gas transportation and other        1,364         9,886
              Accounts payable and accrued liabilities                   (268)      (11,399)
              Net receivable/payable  - affiliates                     31,607         8,694
              Accrued taxes                                              (180)          (46)
              Inventory                                                 3,752          (569)
              Other working capital                                     3,090         3,105
              Regulatory accruals                                       3,123          (820)
              Other - net                                                 311          (861)
-----------------------------------------------------------------------------------------------
          Net cash provided by operating activities                   108,734        64,416
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                                             (18,859)       (5,175)
Investment in subsidiaries & affiliated companies                        (109)           --
Allowance for borrowed funds used during construction                     (64)         (278)
-----------------------------------------------------------------------------------------------
          Net cash used in investing activities                       (19,032)       (5,453)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                           (92,000)      (81,500)
Long-term debt issued, net of issuance costs                           44,729        21,754
Cash dividends paid to parent                                         (35,000)           --
-----------------------------------------------------------------------------------------------
          Net cash used in financing activities                       (82,271)      (59,746)
-----------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 7,431          (783)

CASH AND CASH EQUIVALENTS AT JANUARY 1                                  2,528         2,039

-----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT JUNE 30                               $    9,959  $      1,256
-----------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
Cash paid for:
          Interest                                                 $   18,437  $     19,513
          Income taxes                                             $       20  $         --
-----------------------------------------------------------------------------------------------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

Note 1:  Organization and Basis of Presentation
-----------------------------------------------

     PG&E Gas Transmission, Northwest Corporation (GTN) was incorporated in California in 1957 under its former name, Pacific Gas Transmission Company. GTN is an indirect wholly-owned subsidiary of PG&E National Energy Group, Inc. (PG&E
NEG) and is affiliated with, but is not the same company as, Pacific Gas and Electric Company (the Utility), the gas and electric company serving Northern and Central California. PG&E Corporation is the ultimate corporate parent for both PG&E NEG and the Utility.

     The accompanying unaudited consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for GTN and its wholly owned subsidiaries which include Pacific Gas Transmission Company and Pacific Gas Transmission International, Inc., and a fifty percent interest in a joint venture known as Stanfield Hub Services, LLC.

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

Note 2:  Relationship with PG&E Corporation and the California Energy Crisis
----------------------------------------------------------------------------

     The Utility, a regulated utility in California and wholly-owned subsidiary of PG&E Corporation, is experiencing liquidity and credit problems. PG&E Corporation is also the indirect parent of PG&E NEG, which is GTN's indirect parent. Under the deregulated wholesale power purchase market scheme in existence at the time in California, the Utility spent approximately $6.6 billion through December 31, 2000 for purchased power above the amounts provided for under frozen rates. Because of this situation, PG&E Corporation's credit rating was downgraded to below investment grade in January 2001, which caused PG&E Corporation to default on outstanding commercial paper and bank borrowings.

     In March 2001, PG&E Corporation refinanced all of its outstanding commercial paper and bank borrowings, and Standard & Poor's subsequently removed its below investment grade credit rating since PG&E Corporation no longer had rated securities outstanding.

     In January 2001, PG&E Corporation and PG&E NEG completed a corporate restructuring of GTN, known as a "ring-fencing" transaction. The ring-fencing complied with credit rating agency criteria designed to further separate a subsidiary from its parent and affiliates, which enabled GTN to retain its own credit rating based on its own creditworthiness.

     The ring-fencing involved creating a new special purpose entity (SPE), between PG&E Corporation and GTN, called GTN Holdings LLC, which directly owns 100 percent of the stock of GTN. As part of the ring-fencing, GTN Holdings LLC's charter requires unanimous approval of its Board of Control, including at least one independent director, before it can: (a) consolidate or merge with any entity; (b) transfer substantially all of its assets to any entity; or (c) institute or consent to bankruptcy, insolvency or similar proceedings or actions. The SPE may not declare or pay dividends unless such dividends are unanimously approved by the Board of Control (including the independent director); and GTN Holdings LLC, on a consolidated basis with GTN, maintains a debt coverage ratio of not less than 2.25:1 and a leverage ratio of not greater than 0.70:1, or an investment grade credit rating.

     The Company has terminated its intercompany borrowing and cash management programs. As of June 30, GTN has also settled all of its outstanding balances to or from PG&E Corporation related to those programs. On October 26, 2000, the Company loaned $75 million to PG&E Corporation pursuant to a promissory note bearing a floating interest rate tied to PG&E Corporation's external borrowing rate. This note receivable is payable upon demand but has been recorded as a noncurrent asset in the accompanying consolidated balance sheet at June 30, 2001, reflecting Company expectations about the timing of repayment.

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

     The Utility has been GTN's largest customer, accounting for over 15 percent of its revenues. In accordance with GTN's Federal Energy Regulatory Commission
(FERC) tariff provision, the Utility has provided assurances either in the form of cash, an investment grade guarantee, letter of credit, or surety bond to support its position as a shipper on the GTN pipeline. As a result of the April 6, 2001 filing with the Bankruptcy Court, all amounts owed to GTN on that date, by the Utility, for transportation services were suspended pending the decision of the Bankruptcy Court. As of April 6, 2001, the Utility owed GTN $2.9 million. The Utility is current on all subsequent obligations incurred for the transportation services provided by GTN and has indicated its intention to remain current.

Note 3:  Accounting for Price Risk Management Activities
--------------------------------------------------------

     Effective January 1, 2001, GTN adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and be measured at their fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Changes in the fair value of derivatives that do not qualify for accounting hedge treatment, as well as the ineffective portion of hedges, must be recognized in current period earnings. Hedge effectiveness is measured based on changes in the fair value over time between the derivative contract and the hedged item.

     GTN's contracts for the transportation of natural gas are considered derivative contracts as defined in SFAS No. 133. These transportation service contracts are transacted in the normal course of business and are subject to the terms, conditions and rate schedules of the Company's tariff as approved by the FERC. The contracts include long- and short-term firm, and interruptible transportation service contracts. At this time, these derivative contracts are exempt from the requirements of SFAS No. 133, as amended, under the normal purchases and sales exception, and thus are not recorded on the balance sheet at fair value. The Derivatives Implementation Group of the Financial Accounting Standards Board (FASB) has reached a conclusion that, if approved by the FASB, would change the definition of normal purchases and sales for energy contracts. As such, certain derivative commodity contracts may no longer be exempt from the requirements of SFAS No. 133. The Company is evaluating the impact this implementation guidance would have on its financial statements and will implement this guidance, as applicable, on a prospective basis.

     GTN uses other derivative contracts (i.e., other than the transportation service contracts), in limited instances and solely for hedging purposes, to offset price risk associated with certain negotiated rate transportation contracts. Commodity price risk is the risk that changes in market prices will adversely affect earnings and cash flows. GTN has exposure to commodity price risk associated with negotiated rate index price contracts to provide transportation service. The goal of the hedging program is to effectively convert a portion of GTN's variable-rate future revenues into fixed-rate revenues by locking in forward prices on certain volumes through the basis swap arrangements with its affiliate, PG&E Energy Trading. These hedge contracts are effective from April through October of 2001. In late June, GTN entered into new contracts exactly offsetting the initial basis swap arrangements for July through October. The initial and the offsetting swap contracts are designated as cash flow hedges and recorded on the balance sheet at fair value, with the offset in the other comprehensive income section of equity.

     The earnings impact of adopting SFAS No. 133, as amended, on January 1, 2001 was immaterial. The effect on other comprehensive income was a decrease of $5.0 million. Through June 30, 2001 GTN recorded $3.4 million of pre-tax swap losses reported as an offset against gas transportation revenues. As of June 30, 2001, due to the execution of the new swap contracts, GTN has reflected no remaining other comprehensive income. As of June 30, 2001 there is no balance sheet impact of cash flow hedges recorded in relation to SFAS No. 133.

Note 4:  Derivative Financial Instruments
-----------------------------------------

     For the three- and six-month periods ended as of June 30, 2001, no ineffectiveness was recognized in earnings related to the cash flow hedges.

     The schedule below summarizes the activities affecting accumulated other comprehensive income (net of related income tax) from derivative instruments.

-------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                            Three Months Ended    Six Months Ended
                                                                            June 30, 2001        June 30, 2001
-------------------------------------------------------------------------------------------------------------------
Beginning accumulated derivative gain (loss) from SFAS 133
 included in comprehensive income                                             $(7,814)           $  (5,029)
-------------------------------------------------------------------------------------------------------------------
Net change of current period hedging transactions gain                          5,705                2,920
-------------------------------------------------------------------------------------------------------------------
Net reclassification of realized loss to earnings                               2,109                2,109
-------------------------------------------------------------------------------------------------------------------
Ending accumulated derivative gain (loss) included in comprehensive
 income                                                                       $     0            $       0
-------------------------------------------------------------------------------------------------------------------

Note 5:  Short Term Debt
------------------------

     In May 1999, GTN entered into a three year $100 million revolving credit facility which supports its commercial paper and LIBOR based programs. GTN had recorded all instruments supported by the facility as long-term due to the life of the underlying credit facility. As of June 30, 2001, GTN has classified all borrowings backed by this facility as short-term to reflect the facility's current maturity date. At June 30, 2001, $40 million of LIBOR based borrowings were outstanding.

Note 6:  Long Term Debt
----------------------

     In May 1999, GTN entered into a $50 million revolving 364-Day credit agreement which could be extended for successive 364-Day periods. This agreement was extended for one 364-Day period in 2000, but has subsequently been allowed to expire.

Note 7:  Commitments and Contingencies
--------------------------------------

     Legal Matters - In the normal course of business, the Company is named as a party in a number of claims and lawsuits. Any pending legal proceedings to which GTN is a party or to which any of its property is subject are not expected to have a material adverse affect on GTN's financial position, results of operations, or cash flows.

     Credit Support - GTN entered into a credit support agreement, effective December 22, 2000, with PG&E Energy Trading Holdings Corporation (PG&E ETH), another wholly-owned subsidiary of PG&E NEG, to provide guarantees and other credit support in favor of PG&E ETH's operating subsidiaries. GTN has agreed to provide such credit support in an aggregate amount up to $2.0 billion. At June 30, 2001, $965 million of guarantees were outstanding, with a net exposure of $134 million on the transactions supported by the guarantees. PG&E ETH has advised that GTN's exposure to PG&E ETH is more than offset by the underlying fair market value of PG&E ETH's forward book.

     GTN has been authorized by its Board of Directors to execute and deliver guarantees to support the obligations of North Baja Pipeline, LLC, another wholly-owned subsidiary of PG&E NEG, in an amount not to exceed $146 million. At June 30, 2001, a total of $47 million of guarantees were outstanding in favor of two entities.

     Certain Negotiated Rate Transportation Service Contracts - Between March 1, 2001 and June 1, 2001, GTN entered into various contracts with certain shippers under which the shippers agreed to pay a negotiated rate for service based on the differentials between spot market gas prices at various points on GTN's system. In accordance with FERC established procedures, GTN filed tariff sheets with the Commission outlining the specific transactions. In a series of orders, the FERC accepted each of these filings and allowed GTN to place the negotiated rates into effect, subject to refund. At the conclusion of these proceedings, the Commission may require GTN to refund revenues received under some or all of these contracts in excess of revenues that would have been received under GTN's recourse tariff rate. Refunds of up to $10.1 million as of July 31, 2001 may ultimately be ordered. Management does not expect that such refunds will be required.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

GENERAL
-------

     PG&E Gas Transmission, Northwest Corporation (GTN) is an indirect wholly-owned subsidiary of PG&E National Energy Group, Inc. (PG&E NEG) and is affiliated with, but is not the same company as, Pacific Gas and Electric Company (the Utility), the gas and electric company serving Northern and Central California. PG&E Corporation is the ultimate corporate parent for both PG&E NEG and the Utility.

     The consolidated financial statements include GTN and its wholly-owned subsidiaries, Pacific Gas Transmission International, Inc., Pacific Gas Transmission Company and its fifty percent ownership interest in a joint venture known as Stanfield Hub Services, LLC.

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

     The following information includes forward-looking statements that involve a number of risks, uncertainties, and assumptions and include statements regarding the intent, belief or current expectations of GTN and its management. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. When used in Management's Discussion and Analysis of Financial Condition and Results of Operations, words such as "estimates," "expects," "intends," "anticipates," "plans," "projects," "believes," "could" and similar expressions identify those statements which are forward-looking. Actual results may differ materially from those expressed in the forward-looking statements. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could materially affect actual results such as, but not limited to:

 .    the direct and indirect effects of the current California energy crisis, including the measures adopted and being contemplated by federal and state authorities to address the crisis;
 .    the effect of the Utility's bankruptcy proceedings upon PG&E NEG and upon
     GTN;
 .    legislative and regulatory  initiatives  regarding  deregulation and restructuring of the electric and natural gas industries in the United States;
 .    the pace and extent of the restructuring of the electric and natural gas industries in the United States;
 .    the extent and timing of the entry of additional competition into the natural gas transmission markets;
 .    the pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring;

 .    the ability to expand its core pipeline business as affected by: (a)
     completion of pipeline projects that may be delayed or prevented by permitting delays or restrictions, shortages of equipment or labor, work stoppages, adverse weather conditions, unforeseen engineering problems, adverse environmental conditions or unanticipated cost increases; (b) refusal or reluctance of connecting pipelines to expand their pipeline capacity; (c) the ability of new pipeline customers to construct and operate electric generating facilities; or (d) financing proposed projects on terms acceptable to the Company;
 .    restrictions imposed upon PG&E NEG under certain term loans of PG&E
     Corporation;
 .    the extent and timing of pipeline and storage capacity expansion and retirements by others;
 .    changes in or application of federal, state and other regulations affecting the Company;
 .    changes in or application of environmental and other laws and regulations affecting the Company;
 .    political, legal and economic conditions and developments in California and the Pacific Northwest;
 .    financial market conditions and changes in interest rates;
 .    weather and other natural phenomena; and
 .    the performance of projects undertaken and the success of the Company's efforts to invest in and develop new opportunities.

RELATIONSHIP WITH PG&E CORPORATION AND THE CALIFORNIA ENERGY CRISIS
-------------------------------------------------------------------

     The Utility, a regulated utility in California and wholly-owned subsidiary of PG&E Corporation, is experiencing liquidity and credit problems. PG&E Corporation is also the indirect parent of PG&E NEG, which is GTN's indirect parent. Under the deregulated wholesale power purchase market scheme in existence at the time in California, the Utility spent approximately $6.6 billion through December 31, 2000 for purchased power above the amounts provided for under frozen rates. Because of this situation, PG&E Corporation's credit rating was downgraded to below investment grade in January 2001, which caused PG&E Corporation to default on outstanding commercial paper and bank borrowings.

     In March 2001, PG&E Corporation refinanced all of its outstanding commercial paper and bank borrowings, and Standard & Poor's subsequently removed its below investment grade credit rating since PG&E Corporation no longer had rated securities outstanding.

     In January 2001, PG&E Corporation and PG&E NEG completed a corporate restructuring of GTN, known as a "ring-fencing" transaction. The ring-fencing complied with credit rating agency criteria designed to further separate a subsidiary from its parent and affiliates, which enabled GTN to retain its own credit rating based on its own creditworthiness.

     The ring-fencing involved creating a new special purpose entity (SPE), between PG&E Corporation and GTN, called GTN Holdings LLC, which directly owns 100 percent of the stock of GTN. As part of the ring-fencing, GTN Holdings LLC's charter requires unanimous approval of its Board of Control, including at least one independent director, before it can: (a) consolidate or merge with any entity; (b) transfer substantially all of its assets to any entity; or (c) institute or consent to bankruptcy, insolvency or similar proceedings or actions. The SPE may not declare or pay dividends unless such dividends are unanimously approved by the Board of Control (including the independent director); and GTN Holdings LLC, on a consolidated basis with GTN, maintains a debt coverage ratio of not less than 2.25:1 and a leverage ratio of not greater than 0.70:1, or an investment grade credit rating.

     The Company has terminated its intercompany borrowing and cash management programs. As of June 30, 2001, GTN has also settled all of its outstanding balances to or from PG&E Corporation related to those programs. On October 26, 2000, the Company loaned $75 million to PG&E Corporation pursuant to a promissory note bearing a floating interest rate tied to PG&E Corporation's external borrowing rate. This note receivable is payable upon demand but has been recorded as a noncurrent asset in the accompanying consolidated balance sheet at June 30, 2001, reflecting Company expectations about the timing of repayment.

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

     The Utility has been GTN's largest customer, accounting for over 15 percent of its revenues. In accordance with GTN's FERC tariff provision, the Utility has provided assurances either in the form of cash, an investment grade guarantee, letter of credit, or surety bond to support its position as a shipper on the GTN pipeline. As a result of the April 6, 2001 filing with the Bankruptcy Court, all amounts owed to GTN on that date, by the Utility, for transportation services were suspended pending the decision of the Bankruptcy Court. As of April 6, 2001, the Utility owed GTN $2.9 million. The Utility is current on all subsequent obligations incurred for the transportation services provided by GTN and has indicated its intention to remain current.

PRICE RISK MANAGEMENT ACTIVITIES
--------------------------------

     PG&E Corporation and PG&E NEG have established officer-level risk policy/risk management committees, the risk management policies of which are also applicable to GTN. GTN may only engage in the use of derivatives in accordance with policies established by the Risk Management Committees of PG&E Corporation and PG&E NEG. PG&E NEG measures its commodity price risk exposure using value-at-risk and other methodologies that simulate future price movement in the energy markets to estimate the size and probability of future potential losses. Market risk is quantified using the variance/co-variance value-at-risk model that provides a consistent measure of risk across diverse energy markets and products. The use of this methodology requires a number of important assumptions, including the selections of confidence level for losses, volatility of prices, market liquidity, and holding period.

     GTN's contracts for the transportation of natural gas are considered derivative contracts as defined in Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", as amended. These transportation service contracts are transacted in the normal course of business and are subject to the terms, conditions and rate schedules of the Company's tariff as approved by the FERC. The contracts include long- and short-term firm, and interruptible transportation service contracts. At this time, these derivative contracts are exempt from the requirements of SFAS No. 133, as amended, under the normal purchases and sales exception, and thus are not recorded on the balance sheet at fair value. The Derivatives Implementation Group of the Financial Accounting Standards Board
(FASB) has reached a conclusion that, if approved by the FASB, would change the definition of normal purchases and sales for energy contracts. As such, certain derivative commodity contracts may no longer be exempt from the requirements of SFAS No. 133. The Company is evaluating the impact this implementation guidance would have on its financial statements and will implement this guidance, as applicable, on a prospective basis.

     GTN uses other derivative contracts (i.e., other than the transportation service contracts), in limited instances and solely for hedging purposes, to offset price risk associated with certain negotiated rate transportation contracts. Commodity price risk is the risk that changes in market prices will adversely affect earnings and cash flows. GTN has exposure to commodity price risk associated with negotiated rate index price contracts to provide transportation service. The goal of the hedging program is to effectively convert a portion of GTN's variable-rate future revenues into fixed-rate revenues by locking in forward prices on certain volumes through the basis swap arrangements with its affiliate, PG&E Energy Trading. These hedge contracts are effective from April through October of 2001. In late June, GTN entered into new contracts exactly offsetting the initial basis swap arrangements for July through October. The initial and offsetting swap hedge contracts are designated as cash flow hedges and recorded on the balance sheet at fair value, with the offset in the other comprehensive income section of equity.

     The earnings impact of adopting SFAS No. 133, as amended, on January 1, 2001 was immaterial. The effect on other comprehensive income was a decrease of $5.0 million. Through June 30, 2001 GTN recorded $3.4 million of pre-tax swap losses reported as an offset against gas transportation revenues. As of June 30, 2001, due to the execution of the new swap contracts, GTN has reflected no remaining other comprehensive income. As of June 30, 2001, there is no balance sheet impact of cash flow hedges recorded in relation to SFAS No. 133.

CHANGING REGULATORY ENVIRONMENT
-------------------------------

     In April 1998, the FERC issued Order 587-G which set standards for electronic communication, nomination, and imbalance procedures. Order 587-G requires pipeline companies to develop connections using internet tools, directory services and communication protocols to provide non-discriminatory access to specified electronic information. In September 1998, the Commission issued an order on rehearing clarifying certain aspects of Order 587-G and deferring the date for processing transactions over the internet from June 1999 to June 2000. GTN received a temporary waiver from the FERC to extend some of the requirements of Order 587-G for processing transactions over the internet until August 1, 2001. On July 1, 2001 GTN launched its new web-based customer interface and capacity release module, E-trans, to replace its dial-up electronic bulletin board. With the implementation of E-trans, GTN is now fully compliant with Order 587-G. In Order 587-M, the Commission also required pipeline companies to migrate from version 1.3 to version 1.4 of the Gas Industry Standards Board's (GISB) standards applicable to gas pipeline companies by no later than May 1, 2001. GTN requested and received an extension of this requirement until August 1, 2001. GTN is continuing to implement the requirements of GISB version 1.4 and filed a request for an additional extension of time on August 1, 2001.

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

     These regulatory initiatives are not expected to have a material impact on GTN's financial position, cash flows or results of operations in the foreseeable future.

      Between March 1, 2001 and June 1, 2001, GTN entered into various contracts with certain shippers under which the shippers agreed to pay a negotiated rate for service based on the differentials between spot market gas prices at various points on GTN's system. In accordance with FERC established procedures, GTN filed tariff sheets with the Commission outlining the specific transactions. In a series of orders, the FERC accepted each of these filings and allowed GTN to place the negotiated rates into effect, subject to refund. At the conclusion of these proceedings, the Commission may either require GTN to refund revenues received under some or all of these contracts in excess of revenues that would have been received under GTN's recourse tariff rate. Refunds of up to $10.1 million as of July 31, 2001 may ultimately be ordered. Management does not expect that such refunds will be required.

FUTURE EXPANSION AND BUSINESS DEVELOPMENT
-----------------------------------------

     GTN plans to expand pipeline capacity by approximately 500 million cubic feet per day by the end of 2004. The first phase of this expansion, approximately 220 million decatherms per day, is to be completed by the end of 2002 and to cost approximately $122 million. As a result of an open season recently completed, GTN intends to complete a second phase of this expansion for 240 million decatherms per day of additional capacity at a cost of approximately $150 million, to be completed at the end of 2003. GTN expects to fund these expansions from the issuance of additional debt, available cash or draws on available lines of credit. GTN has also initiated development of a Washington lateral pipeline that would originate at the GTN mainline system near Spokane, Washington and extend approximately 260 miles to western Washington.

ACCOUNTING FOR THE EFFECTS OF REGULATION
----------------------------------------

     GTN currently accounts for the financial effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of applying the provisions of SFAS No. 71, GTN has accumulated approximately $38.3 million of regulatory assets and $11.5 million of regulatory liabilities as of June 30, 2001.

RESULTS OF OPERATIONS
---------------------

     Selected operating results and other data are as follows:

                                                              Three Months Ended       Six Months Ended
                                                                   June 30,                  June 30,
                                                               2001          2000         2001        2000
                                                            ----------    ----------   ---------   ----------
                                                                 (In Millions)             (In Millions)
     Operating revenues                                  $     63.7     $    56.3    $   128.6   $   113.0
     Operating expenses                                        27.5          24.2         52.1        48.4
                                                            ----------    ----------   ---------   ----------
        Operating income                                       36.2          32.1         76.5        64.6
     Other income and (income deductions), net                  3.3            --          5.1          .2
     Net interest expense                                       9.4          10.0         19.5        20.4
                                                            ----------    ----------   ---------   ----------
        Income before taxes                                    30.1          22.1         62.1        44.4
     Income tax expense                                        11.6           8.6         24.1        17.2
                                                            ----------    ----------   ---------   ----------
        Net Income                                       $     18.5     $    13.5    $    38.0   $    27.2
                                                            ==========    ==========   =========   ==========

     Net Income - Income for the three- and six-month periods ended June 30, 2001 increased $5.0 million and $10.8 million, respectively, compared to the same periods in 2000. The increases in income resulted primarily from higher operating revenues and other income.

     Operating Revenues - Operating revenues for the three- and six-month periods ended June 30, 2001 increased $7.4 million and $15.6 million, respectively, compared to the same periods in 2000. The increases resulted primarily from strong pricing fundamentals on gas transportation to the California and Pacific Northwest gas markets.

     Operating Expenses - The components of total operating expenses are as follows:

                                                              Three Months Ended         Six Months Ended
                                                                   June 30,                  June 30,
                                                               2001          2000         2001        2000
                                                            ----------    ----------   ---------   ----------
                                                                 (In Millions)             (In Millions)
     Administrative and general                          $      9.9     $     7.4    $    16.1   $    14.7
     Operations and maintenance                                 4.3           3.6          9.1         7.2
     Depreciation and amortization                             10.4          10.4         20.8        20.7
     Property and other taxes                                   2.9           2.8          6.1         5.8
                                                            ----------    ----------   ---------   ----------
         Total operating expenses                        $     27.5     $    24.2    $    52.1   $    48.4
                                                            ==========    ==========   =========   ==========

     For the three- and six-month periods ended June 30, 2001, compared with the same periods in 2000, operating expenses increased $3.3 million and $3.7 million, respectively. The increases reflect increased administrative and general expense allocations, additional compressor overhaul activity and higher compressor fuel use tax as a result of higher natural gas prices, partially offset by a decrease in the Gas Research Institute fees and lower labor costs.

     Other income and (income deductions)- The increase is due primarily to interest income in the amount of $3.0 million earned on the $75 million note receivable from PG&E Corporation.

     Interest Expense - Interest expense for the three- and six-month periods ended June 30, 2001 decreased $0.6 million and $0.9 million respectively, compared to the same periods in 2000 due primarily to a lower average debt balance. For the three months ended June 30, 2001 and 2000, the average interest rate was approximately 7.5 percent and 7.6 percent, respectively, while the average balance of long-term debt outstanding (excluding capital lease obligations) was $479 million and $522 million, respectively. For the six months ended June 30, 2001 and 2000, the average interest rate was approximately 7.5 percent, while the average balance of long-term debt (excluding capital lease obligations) outstanding was $495 million and $538 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Sources of Capital - The Company's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing and capital contributions from its parent company. GTN has paid dividends as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures, and maintaining appropriate cash balances. PG&E Corporation and PG&E NEG completed a corporate restructuring of GTN, known as a ring-fencing transaction. The ring-fencing complied with credit rating agency criteria designed to further separate a subsidiary from its parent and affiliates, which enabled GTN to retain its own credit rating based on its own creditworthiness. GTN Holdings LLC, GTN's immediate parent, may not declare or pay dividends unless its Board of Control (including at least one independent director) has unanimously approved such dividends, and GTN Holdings LLC, on a consolidated basis with GTN, meets specified financial requirements (i.e., it maintains a debt coverage ratio of not less than 2.25:1 and a leverage ratio of not greater than 0.70:1, or an investment grade credit rating).

     Net Cash Provided by Operating Activities - For the six months ended June 30, 2001, net cash provided by operating activities was $108.7 million, compared with $64.4 million for the same period in 2000. The $44.3 million increase was primarily due to the change in receivables/payables from affiliates and greater net income.

     Net Cash Used in Investing Activities - For the six months ended June 30, 2001 compared to the same period in 2000, net cash used in investing activities increased by $13.6 million. The increase primarily reflects higher construction expenditures in 2001.

     Net Cash Used in Financing Activities - For the six months ended June 30, 2001, cash used in financing activities was $82.3 million reflecting the net reduction in long-term debt and the payment of a $35.0 million dividend to the parent. For the six months ended June 30, 2000 cash used in financing activities was $59.7 million, also reflecting a reduction in long-term debt.

     GTN believes that its ability to finance or to fully comply with all of the terms of its existing debt covenants is unaffected by the financial situation of any of its affiliates. GTN has retained its stand-alone investment grade rating.

NEW ACCOUNTING STANDARDS
------------------------

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This Standard, which applies to all business combinations accounted for under the purchase method completed after June 30, 2001, prohibits the use of pooling-of-interests method of accounting for business combinations and provides a new definition of intangible assets. The Company does not expect that implementation of this Standard will have a significant impact on its financial statements.

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This Standard eliminates the amortization of goodwill, and requires that goodwill be reviewed annually for impairment. This Standard also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods to be adjusted accordingly. This Standard is effective for fiscal years beginning after December 15, 2001, and affects all goodwill and other intangible assets recognized on the Company's statement of financial position at that date, regardless of when the assets were initially recognized. The

Company does not expect that implementation of this Standard will have a significant impact on its financial statements.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company has not yet determined the effects of this Standard on its financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

     See Risk Management Activities included in Management's Discussion and Analysis above.

     PART II:  OTHER INFORMATION
     ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

   (a) Exhibits:

              Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

   (b) No reports on Form 8-K were issued during the quarter ended June 30, 2001 and through the date hereof.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  PG&E GAS TRANSMISSION, NORTHWEST CORPORATION
                  --------------------------------------------
                                  (Registrant)

August 3, 2001    By:  /s/   John R. Cooper
                       ---------------------------
                       Name:  John R. Cooper
                       Title: Chief Financial Officer & Treasurer

                                  EXHIBIT INDEX

Exhibit No.:             Description of Exhibit

12           Computation of Ratio of Earnings to Fixed Charges