Form 10-Q
period 2001-09-30
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 2001-11-07
CIK 75491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                               September 30, 2001
                                       OR
[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period _______________ to ________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ____
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 2001.

1,000 shares of common stock no par value. (All shares are owned by GTN Holdings LLC.)

Registrant meets the conditions set forth in General Instruction (H) (1) (a) and
    (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS
-----------------

PART I.  Financial Information                                                   Page
------------------------------
Item 1.  Consolidated Financial Statements

             Statements of Consolidated Income                                     1

             Consolidated Balance Sheets                                           2

             Statements of Consolidated Common Stock Equity                        4

             Statements of Consolidated Cash Flows                                 5

             Notes to Consolidated Financial Statements

                      Note 1.  Organization and Basis of Presentation              6

                      Note 2.  Relationship with PG&E Corporation                  6

                      Note 3.  New Accounting Standards                            7

                      Note 4.  Accounting for Price Risk Management Activities     8

                      Note 5.  Short-Term Debt                                    10

                      Note 6.  Long-Term Debt                                     10

                      Note 7.  Income Taxes                                       10

                      Note 8.  Commitments and Contingencies                      10

Item 2.  Management's Discussion and Analysis of Financial Condition              12
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk               19

PART II. Other Information
--------------------------

Item 5.  Other Information                                                        20

Item 6.  Exhibits and Reports on Form 8-K                                         20

Signatures                                                                        21

Part I:  Financial Information
------------------------------

Item 1.  Consolidated Financial Statements
         ---------------------------------

----------------------------------------------------------------------------------------------------------------------

                                          Statements of Consolidated Income
                                                     (Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended        Nine Months Ended
                                                                      September 30,             September 30,
----------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                       2001         2000         2001          2000
----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
Gas transportation                                               $   46,056    $   48,756    $  155,521   $  136,026
Gas transportation for affiliates                                    11,203        13,049        30,241       38,056
Other                                                                    47           341           144        1,089
----------------------------------------------------------------------------------------------------------------------
     Total operating revenues                                        57,306        62,146       185,906      175,171
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Administrative and general                                            9,133         7,174        25,302       21,943
Operations and maintenance                                            5,167         5,582        14,253       12,776
Depreciation and amortization                                        10,506        10,373        31,265       31,095
Property and other taxes                                              2,664         2,838         8,793        8,619
----------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                        27,470        25,967        79,613       74,433
----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                     29,836        36,179       106,293      100,738
----------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during construction                     262           104           350          377
Interest income                                                       1,626            32         5,156          107
Other - net                                                             441          (201)        1,979         (352)
----------------------------------------------------------------------------------------------------------------------
     Total other income and (income deductions)                       2,329           (65)        7,485          132
----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on long-term debt                                            8,858         9,470        27,395       29,489
Allowance for borrowed funds used during construction                  (255)          (90)         (319)        (367)
Other interest charges                                                  482           399         1,528        1,037
----------------------------------------------------------------------------------------------------------------------
     Net interest expense                                             9,085         9,779        28,604       30,159
----------------------------------------------------------------------------------------------------------------------
INCOME  BEFORE INCOME TAXES                                          23,080        26,335        85,174       70,711

INCOME TAX EXPENSE                                                    4,669        10,198        28,785       27,403

----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                       $   18,411    $   16,137    $   56,389   $   43,308
----------------------------------------------------------------------------------------------------------------------

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

------------------------------------------------------------------------------------------------

                                  Consolidated Balance Sheets
                                          (Unaudited)

------------------------------------------------------------------------------------------------
                                            ASSETS
------------------------------------------------------------------------------------------------
                                                              September 30,         December 31,
(In Thousands)                                                    2001                 2000
------------------------------------------------------------------------------------------------
PROPERTY, PLANT, and EQUIPMENT:
Property, plant, and equipment in service                   $    1,561,695    $     1,554,088
Accumulated depreciation and amortization                         (575,324)          (544,225)
------------------------------------------------------------------------------------------------
  Net plant in service                                             986,371          1,009,863
Construction work in progress                                       42,339              5,613
------------------------------------------------------------------------------------------------
     Total property, plant and equipment - net                   1,028,710          1,015,476
------------------------------------------------------------------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                                            1,410              2,528
Accounts receivable - gas transportation                            14,944             16,780
Accounts receivable - transportation imbalances and fuel             2,763              3,210
Accounts receivable - affiliated companies                          10,370              8,907
Inventories (at average cost)                                        7,284             10,446
Notes receivable - parent                                                -             75,000
Prepayments and other current assets                                 1,428              4,424
------------------------------------------------------------------------------------------------
     Total current assets                                           38,199            121,295
------------------------------------------------------------------------------------------------

OTHER NON-CURRENT ASSETS:
Notes receivable - parent                                           75,000                  -
Income tax related regulatory assets                                24,701             25,033
Deferred charge on reacquired debt                                   9,136             10,040
Unamortized debt expense                                             2,558              2,848
Other regulatory assets                                              2,443              3,174
Other                                                                5,463              2,775
------------------------------------------------------------------------------------------------
     Total other non-current assets                                119,301             43,870
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                $    1,186,210    $     1,180,641
------------------------------------------------------------------------------------------------

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

--------------------------------------------------------------------------------

                                    Consolidated Balance Sheets
                                            (Unaudited)

------------------------------------------------------------------------------------------------
                                  CAPITALIZATION AND LIABILITIES
------------------------------------------------------------------------------------------------
                                                              September 30,       December 31,
(In Thousands)                                                    2001                2000
------------------------------------------------------------------------------------------------
CAPITALIZATION:
Common stock - no par value, 1,000 shares authorized,
     issued and outstanding                                   $      85,474     $       85,474
Additional paid-in capital                                          192,717            192,717
Reinvested earnings                                                 112,459            108,570
------------------------------------------------------------------------------------------------
     Total common stock equity                                      390,650            386,761
Long-term debt                                                      442,280            538,041
------------------------------------------------------------------------------------------------
     Total capitalization                                           832,930            924,802
------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
Long-term debt - current portion                                     33,580                543
Accounts payable                                                     26,987             17,440
Accounts payable - affiliated companies                              69,153             33,454
Accrued interest                                                     10,169              3,416
Accrued liabilities                                                   1,363              1,989
Accrued taxes                                                         3,315              1,218
------------------------------------------------------------------------------------------------
     Total current liabilities                                      144,567             58,060
------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES:
Deferred income taxes                                               197,007            189,104
Other                                                                11,706              8,675
------------------------------------------------------------------------------------------------
     Total non-current liabilities                                  208,713            197,779
------------------------------------------------------------------------------------------------

COMMITMENTS and CONTINGENCIES (Note 8)                                    -                  -
------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES                          $   1,186,210     $    1,180,641
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

--------------------------------------------------------------------------------

                 Statements of Consolidated Common Stock Equity
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                             Nine Months Ended
                                                                September 30,
--------------------------------------------------------------------------------
(In Thousands)                                                2001          2000
--------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                           $ 386,761    $  328,472
Net income                                                  56,389        43,308
Dividends paid to parent company                           (52,500)            -
--------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                 $ 390,650    $  371,780
--------------------------------------------------------------------------------

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

--------------------------------------------------------------------------------

                      Statements of Consolidated Cash Flows
                                   (Unaudited)

---------------------------------------------------------------------------------------------
                                                                       Nine Months Ended
                                                                         September 30,
---------------------------------------------------------------------------------------------
(In Thousands)                                                         2001           2000
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $   56,389     $  43,308
Adjustments to reconcile net income to net cash provided by
   Operations:
        Depreciation and amortization                                  33,490        32,959
        Deferred income taxes                                           7,903        10,328
        Allowance for equity funds used during construction              (350)         (377)
        Changes in operating assets and liabilities:
              Accounts receivable - gas transportation and other        2,283         4,958
              Accounts payable and accrued liabilities                 15,671        (1,125)
              Net receivable/payable - affiliates                      34,236        16,486
              Accrued taxes                                             2,098         2,469
              Inventory                                                 3,163           410
              Other working capital                                     2,996         2,874
              Regulatory accruals                                       1,184        (2,448)
              Other - net                                                 341           333
---------------------------------------------------------------------------------------------
          Net cash provided by operating activities                   159,404       110,175
---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                                             (44,298)       (9,244)
Allowance for borrowed funds used during construction                    (319)         (367)
---------------------------------------------------------------------------------------------
          Net cash used in investing activities                       (44,617)       (9,611)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                          (107,402)     (158,335)
Long-term debt issued, net of issuance costs                           43,997        56,631
Cash dividends paid to parent                                         (52,500)            -
---------------------------------------------------------------------------------------------
          Net cash used in financing activities                      (115,905)     (101,704)
---------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                (1,118)       (1,140)

CASH AND CASH EQUIVALENTS AT JANUARY 1                                  2,528         2,039
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                          $    1,410     $     899
---------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
Cash paid for:
          Interest                                                 $   20,458     $  22,743
          Income taxes                                             $       85     $       -
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

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

Note 1:  Organization and Basis of Presentation
-----------------------------------------------

     PG&E Gas Transmission, Northwest Corporation (GTN) was incorporated in California in 1957 under its former name, Pacific Gas Transmission Company. GTN is an indirect wholly owned subsidiary of PG&E National Energy Group, Inc. (PG&E
NEG) and is affiliated with, but is not the same company as, Pacific Gas and Electric Company (the Utility), the gas and electric company serving Northern and Central California. PG&E Corporation is the ultimate corporate parent for both PG&E NEG and the Utility.

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

     In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments that are necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2001 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Note 2:  Relationship with PG&E Corporation
-------------------------------------------

     The Utility, a regulated utility in California and a subsidiary of PG&E Corporation, is experiencing liquidity and credit problems. Under the deregulated wholesale power purchase market scheme in existence at the time in California, the Utility spent approximately $6.6 billion through December 31, 2000 for purchased power above the amounts provided for under frozen rates. Because of this situation, PG&E Corporation's credit rating was downgraded to below investment grade in January 2001, which caused PG&E Corporation to default on outstanding commercial paper and bank borrowings.

     In March 2001, PG&E Corporation refinanced all of its outstanding commercial paper and bank borrowings, and Standard & Poor's subsequently removed its below investment grade credit rating since PG&E Corporation no longer had rated securities outstanding.

     PG&E Corporation and PG&E NEG have completed a corporate restructuring of GTN, known as a "ringfencing" transaction. The ringfencing complied with credit rating agency criteria designed to further separate a subsidiary from its parent and affiliates, which enabled GTN to retain its own credit rating based on its own creditworthiness.

     The ringfencing involved creating a new special purpose entity (SPE), between PG&E Corporation and GTN, called GTN Holdings LLC, which directly owns 100 percent of the stock of GTN. As part of the ringfencing, GTN Holdings LLC's charter requires unanimous approval of its Board of Control, including at least one independent director, before it can: (a) consolidate or merge with any entity; (b) transfer substantially all of its assets to any entity; or (c) institute or consent to bankruptcy, insolvency or similar proceedings or actions. The SPE may not declare or pay dividends unless such dividends are unanimously approved by the Board of Control (including the independent director) and GTN Holdings LLC, on a consolidated basis with GTN, maintains a debt coverage ratio of not less than 2.25:1 and a leverage ratio of not greater than 0.70:1, or an investment grade credit rating.

     The Company has terminated its intercompany borrowing and cash management programs with PG&E Corporation. GTN has also settled all of its outstanding balances to or from PG&E Corporation related to those programs. On October 26, 2000, the Company loaned $75 million to PG&E Corporation pursuant to a promissory note bearing a floating interest rate tied to PG&E Corporation's external borrowing rate. This note receivable is payable upon demand but has been recorded as a non-current asset in the accompanying consolidated balance sheet at September 30, 2001, reflecting Company expectations about the timing of repayment.

     On April 6, 2001, the Utility filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Pursuant to Chapter 11 of the U.S. Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. On September 20, 2001, the Utility and PG&E Corporation jointly filed a proposed plan of reorganization that entails separating the Utility into four distinct businesses. The proposed plan of reorganization does not directly affect the Company or any of its subsidiaries. The proposed plan is subject to confirmation by the Bankruptcy Court. In addition, before the plan can become effective, various regulatory approvals must be obtained and certain other conditions must be satisfied.

     Management believes that the Company and its subsidiaries, as described above, would not be substantively consolidated with any insolvency or bankruptcy proceeding involving PG&E NEG, the Utility or PG&E Corporation.

     The Utility has been GTN's largest customer, accounting for over 15 percent of its revenues. In accordance with GTN's Federal Energy Regulatory Commission
(FERC) tariff provision, the Utility has provided assurances either in the form of cash, an investment grade guarantee, letter of credit, or surety bond to support its position as a shipper on the GTN pipeline. As a result of the April 6, 2001 filing with the Bankruptcy Court, all amounts owed to GTN on that date, by the Utility, for transportation services were suspended pending the decision of the Bankruptcy Court. As of April 6, 2001, the Utility owed GTN $2.9 million for transportation services. The Utility is current on all subsequent obligations incurred for the transportation services provided by GTN and has indicated its intention to remain current. The proposed plan of reorganization filed by PG&E Corporation and the Utility contemplates that the Utility will pay all its legitimate debts with interest.

Note 3: New Accounting Standards
--------------------------------

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". This Standard, which applies to all business combinations completed after June 30, 2001, prohibits the use of pooling-of-interests method of accounting for business combinations and provides a new definition of intangible assets. The Company does not expect that implementation of this Standard will have a significant impact on its financial statements.

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This Standard eliminates the amortization of goodwill, and requires that goodwill be reviewed annually for impairment. This Standard also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods to be adjusted accordingly. This Standard is effective for fiscal years beginning after December 15, 2001, and affects all goodwill and other intangible assets recognized on a Company's balance sheet at that date, regardless of when the assets were initially recognized. The Company does not expect that implementation of this Standard will have a significant impact on its financial statements.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company has not yet determined the effects of this Standard on its financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", but retains its fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used. This Standard also requires that all long-lived assets to be disposed of by sale are carried at the lower of carrying amount or fair value less cost to sell, and that depreciation should cease to be recorded on such assets. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, superceding previous guidance for discontinued operations of business segments. This Standard is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effects of this Standard on its financial statements.

Note 4:  Accounting for Price Risk Management Activities
--------------------------------------------------------

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 (collectively, the "Statement"), on January 1, 2001. The Statement requires the Company to recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Effective January 1, 2001, derivatives are classified as price risk management assets and liabilities. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged items are recognized in earnings.

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

     GTN uses other derivative contracts (i.e., other than the transportation service contracts), in limited instances and solely for hedging purposes, to offset price risk associated with certain negotiated rate transportation contracts. Commodity price risk is the risk that changes in market prices will adversely affect earnings and cash flows. GTN has exposure to commodity price risk associated with negotiated rate index price contracts to provide transportation service. The goal of the hedging program is to effectively convert a portion of GTN's variable-rate future revenues into fixed-rate revenues by locking in forward prices on certain volumes through the basis swap arrangements with its affiliate, PG&E Energy Trading. These hedge contracts were effective from

April through October of 2001. In late June, GTN entered into new contracts exactly offsetting the initial basis swap arrangements for July through October. The initial and offsetting swap contracts were designated as cash flow hedges and recorded on the balance sheet at fair value, with the offset in the other comprehensive income section of equity.

     The earnings impact of adopting SFAS No. 133, as amended, on January 1, 2001 was immaterial. The effect on other comprehensive income was a decrease of $5.0 million. Through September 30, 2001, GTN recorded $3.4 million of pre-tax ($2.1 million after tax) swap losses reported as an offset against gas transportation revenues. As of September 30, 2001, due to the execution of the new swap contracts, GTN has reflected no remaining Accumulated other comprehensive income (loss). As of September 30, 2001, there is no balance sheet impact of cash flow hedges recorded in relation to SFAS No. 133.

     For the three- and nine-month periods ended September 30, 2001, no ineffectiveness was recognized in earnings related to the cash flow hedges.

     The schedule below summarizes the activities affecting Accumulated other comprehensive income (loss) from derivative instruments, net of related income tax (in thousands, unaudited).

                                                            Three Months Ended   Nine Months Ended
                                                            September 30, 2001   September 30, 2001

  Beginning Accumulated other comprehensive income (loss)   $                -   $           (5,029)
  Net gain from current period hedging transactions                          -                2,920
  Net reclassification to earnings                                           -                2,109
                                                            ------------------   ------------------
  Ending Accumulated other comprehensive income (loss)      $                -   $                -
                                                            ==================   ==================

Note 5:  Short-Term Debt
------------------------

     In May 1999, GTN entered into a three year $100 million revolving credit facility which supports its commercial paper and LIBOR-based programs. GTN had recorded all instruments supported by the facility as long-term due to the life of the underlying credit facility. As of June 30, 2001, GTN had classified all borrowings backed by this facility, $40 million at that time, as short-term to reflect the facility's current maturity date.

     GTN intends to refinance the debt supported by the revolving credit agreement on a long-term basis. To establish a vehicle for this long-term refinancing, GTN entered into a $100 million promissory agreement and note with PG&E NEG on August 1, 2001. This note is due on demand, but in no event earlier than January 2, 2003. As of September 30, 2001, GTN has classified its borrowings under the revolving credit agreement as long-term debt.

Note 6:  Long-Term Debt
------------------------

     In May 1999, GTN entered into a $50 million revolving 364-Day credit agreement which could be extended for successive 364-Day periods. This agreement was extended for one 364-Day period in 2000, but was subsequently allowed to expire.

     As of September 30, 2001, $24 million of LIBOR-based borrowings were outstanding and classified as long-term under the $100 million revolving credit agreement as supported by the PG&E NEG promissory note described in Note 5 above. There were no outstanding borrowings on the promissory agreement and note.

Note 7:  Income Taxes
---------------------

     The differences between reported income taxes and tax amounts determined by applying the federal statutory rate of 35 percent to income before income tax expense were (in thousands, unaudited):

                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30,                  September 30,
                                                                       2001            2000           2001            2000
                                                                     --------        --------       --------        --------
   Income Tax Expense
     Expected federal income tax expense                             $  8,079        $  9,217       $ 29,814        $ 24,749
      Increase (decrease) in income tax expense
         resulting from:
           State income taxes, net of federal benefit                     799             912          2,949           2,448
           Prior year tax contingencies resolved in the
            3rd quarter of 2001                                        (4,300)              -         (4,300)              -
            Other                                                          91              69            322             206
                                                                     --------        --------       --------        --------
                Total income tax expense                             $  4,669        $ 10,198       $ 28,785        $ 27,403
                                                                     ========        ========       ========        ========

Note 8:  Commitments and Contingencies
--------------------------------------

     Legal Matters - In the normal course of business, the Company is named as a party in a number of claims and lawsuits. Any pending legal proceedings to which GTN is a party or to which any of its property is subject are not expected to have a material adverse affect on GTN's financial position, results of operations, or cash flows.

     Credit Support - GTN entered into a credit support agreement, effective December 22, 2000, with PG&E Energy Trading-Power Holdings Corporation (PG&E
ETH), another wholly owned
subsidiary of PG&E NEG, to provide guarantees and other credit support in favor of PG&E ETH's operating subsidiaries. GTN has agreed to provide such credit support in an aggregate amount up to $2.0 billion. At September 30, 2001, $968 million of guarantees were outstanding, with a net exposure of $78 million on the transactions supported by the guarantees. PG&E ETH has advised that GTN's exposure to PG&E ETH is more than offset by the underlying fair market value of PG&E ETH's forward book.

     GTN has been authorized by its Board of Directors to execute and deliver guarantees to support the obligations of North Baja Pipeline, LLC, another wholly owned subsidiary of PG&E NEG, in an amount not to exceed $146 million. At September 30, 2001, a total of $47 million of guarantees were outstanding in favor of two entities.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

GENERAL
-------

     PG&E Gas Transmission, Northwest Corporation (GTN) is an indirect wholly owned subsidiary of PG&E National Energy Group, Inc. (PG&E NEG) and is affiliated with, but is not the same company as, Pacific Gas and Electric Company (the Utility), the gas and electric company serving Northern and Central California. PG&E Corporation is the ultimate corporate parent for both PG&E NEG and the Utility.

     The consolidated financial statements include GTN and its wholly owned subsidiaries, Pacific Gas Transmission International, Inc., Pacific Gas Transmission Company and its fifty percent ownership interest in a joint venture known as Stanfield Hub Services, LLC.

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

     The following information includes forward-looking statements that involve a number of risks, uncertainties, and assumptions and include statements regarding the intent, belief or current expectations of GTN and its management. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. When used in Management's Discussion and Analysis of Financial Condition and Results of Operations, words such as "estimates," "expects," "intends," "anticipates," "plans," "projects," "believes," "could" and similar expressions identify those statements which are forward-looking. Actual results may differ materially from those expressed in the forward-looking statements. Some of the factors that could materially affect actual results include, but are not limited to:

 .    the direct and indirect effects of the current California energy crisis, including the measures adopted and being contemplated by federal and state authorities to address the crisis;
 .    the effect of the Utility's bankruptcy proceedings upon PG&E NEG and upon
     GTN;
 .    legislative and regulatory initiatives regarding deregulation and restructuring of the electric and natural gas industries in the United States;
 .    the pace and extent of the restructuring of the electric and natural gas industries in the United States;
 .    the extent and timing of the entry of additional competition into the natural gas transmission market;
 .    the pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring;
 .    the ability to expand its core pipeline business as affected by: (a)
     completion of pipeline projects that may be delayed or prevented by permitting delays or restrictions, shortages of equipment or labor, work stoppages, adverse weather conditions, unforeseen engineering problems, adverse environmental conditions or unanticipated cost increases;
     (b) refusal or reluctance of connecting pipelines to expand their pipeline capacity; (c) the ability of new pipeline customers to construct and operate electric generating facilities; or (d) financing proposed projects on terms acceptable to the Company;
 .    restrictions imposed upon PG&E NEG under certain term loans of PG&E
     Corporation;
 .    the extent and timing of pipeline and storage capacity expansion and retirements by others;
 .    changes in or application of federal, state and other regulations affecting the Company;
 .    changes in or application of environmental and other laws and regulations affecting the Company;
 .    political, legal and economic conditions and developments in California and the Pacific Northwest;
 .    financial market conditions and changes in interest rates;
 .    weather and other natural phenomena; and
 .    the performance of projects undertaken and the success of the Company's efforts to invest in and develop new opportunities.

RELATIONSHIP WITH PG&E CORPORATION
----------------------------------

     The Utility, a regulated utility in California and wholly owned subsidiary of PG&E Corporation, is experiencing liquidity and credit problems. Under the deregulated wholesale power purchase market scheme in existence at the time in California, the Utility spent approximately $6.6 billion through December 31, 2000, for purchased power above the amounts provided for under frozen rates. Because of this situation, PG&E Corporation's credit rating was downgraded to below investment grade in January 2001, which caused PG&E Corporation to default on outstanding commercial paper and bank borrowings.

     In March 2001, PG&E Corporation refinanced all of its outstanding commercial paper and bank borrowings, and Standard & Poor's subsequently removed its below investment grade credit rating since PG&E Corporation no longer had rated securities outstanding.

     PG&E Corporation and PG&E NEG have completed a corporate restructuring of GTN, known as a "ringfencing" transaction. The ringfencing complied with credit rating agency criteria designed to further separate a subsidiary from its parent and affiliates, which enabled GTN to retain its own credit rating based on its own creditworthiness.

     The ringfencing involved creating a new special purpose entity (SPE), between PG&E Corporation and GTN, called GTN Holdings LLC, which directly owns 100 percent of the stock of GTN. As part of the ringfencing, GTN Holdings LLC's charter requires unanimous approval of its Board of Control, including at least one independent director, before it can: (a) consolidate or merge with any entity; (b) transfer substantially all of its assets to any entity; or (c) institute or consent to bankruptcy, insolvency or similar proceedings or actions. The SPE may not declare or pay dividends unless such dividends are unanimously approved by the Board of Control (including the independent director) and GTN Holdings LLC, on a consolidated basis with GTN, maintains a debt coverage ratio of not less than 2.25:1 and a leverage ratio of not greater than 0.70:1, or an investment grade credit rating.

     The Company has terminated its intercompany borrowing and cash management programs with PG&E Corporation. GTN has also settled all of its outstanding balances to or from PG&E Corporation related to those programs. On October 26, 2000, the Company loaned $75 million to PG&E Corporation pursuant to a promissory note bearing a floating interest rate tied to PG&E Corporation's external borrowing rate. This note receivable is payable upon demand but has been recorded as a non-current asset in the accompanying consolidated balance sheet at September 30, 2001, reflecting Company expectations about the timing of repayment.

     On April 6, 2001, the Utility filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Pursuant to Chapter 11 of the U.S. Bankruptcy code, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. On September 20, 2001, the Utility and PG&E Corporation jointly filed a proposed plan of reorganization that entails separating the Utility into four distinct businesses. The proposed plan of reorganization does not directly affect the Company or any of its subsidiaries. The proposed plan is subject to confirmation by the Bankruptcy Court. In addition, before the plan can become effective, various regulatory approvals must be obtained and certain other conditions must be satisfied.

     Management believes that the Company and its subsidiaries, as described above, would not be substantively consolidated with any insolvency or bankruptcy proceeding involving PG&E NEG, the Utility or PG&E Corporation.

     The Utility has been GTN's largest customer, accounting for over 15 percent of its revenues. In accordance with GTN's FERC tariff provision, the Utility has provided assurances either in the form of cash, an investment grade guarantee, letter of credit, or surety bond to support its position as a shipper on the GTN pipeline. As a result of the April 6, 2001 filing with the Bankruptcy Court, all amounts owed to GTN by the Utility for transportation services on that date were suspended pending the decision of the Bankruptcy Court. As of April 6, 2001, the Utility owed GTN $2.9 million for transportation services. The Utility is current on all subsequent obligations incurred for the transportation services provided by GTN and has indicated its intention to remain current. The proposed plan of reorganization filed by PG&E Corporation and the Utility contemplates that the Utility will pay all its legitimate debts with interest.

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

     GTN uses other derivative contracts (i.e., other than the transportation service contracts), in limited instances and solely for hedging purposes, to offset price risk associated with certain negotiated rate transportation contracts. Commodity price risk is the risk that changes in market prices will adversely affect earnings and cash flows. GTN has exposure to commodity price risk associated with negotiated rate index price contracts to provide transportation service. The goal of the hedging program is to effectively convert a portion of GTN's variable-rate future revenues into fixed-rate revenues by locking in forward prices on certain volumes through the basis swap arrangements with its affiliate, PG&E Energy Trading. These hedge contracts were effective from April through October of 2001. In late June, GTN entered into new contracts exactly offsetting the initial basis swap arrangements for July through October. The initial and offsetting swap contracts were designated as cash flow hedges and recorded on the balance sheet at fair value, with the offset in the other comprehensive income section of equity.

     The earnings impact of adopting SFAS No. 133, as amended on January 1, 2001, was immaterial. The effect on other comprehensive income was a decrease of $5.0 million. Through September 30, 2001, GTN recorded $3.4 million of pre-tax ($2.1 million after tax) swap losses reported as an offset against gas transportation revenues. As of September 30, 2001, due to the execution of the new swap contracts, GTN has reflected no remaining Accumulated other comprehensive income (loss). As of September 30, 2001, there is no balance sheet impact of cash flow hedges recorded in relation to SFAS No. 133.

CHANGING REGULATORY ENVIRONMENT
-------------------------------

     In November 2000, the FERC issued Order 587-M, which required pipeline companies to migrate from version 1.3 to version 1.4 of the Gas Industry Standards Board's (GISB) standards applicable to gas pipeline companies by no later than May 1, 2001. GTN requested and received an extension of this requirement until August 1, 2001. On August 1, 2001, as supplemented on September 7, 2001, GTN filed tariff sheets reflecting implementation of GISB version 1.4. The FERC has accepted GTN's filings and GTN is now fully compliant with FERC Order No. 587-M.

     In February 2000, FERC issued Order 637 to promote competition in the short-term transportation market. The order lifted the rate cap for short-term capacity release transactions for a period of two years and established new reporting requirements that would increase price transparency for short-term capacity. The removal of the price cap only applies to capacity release transactions and does not provide any material short-term benefits to GTN. The Order also modified regulations related to certain pipeline system operations, such as scheduling procedures, capacity segmentation and penalties.

     In September 2001, FERC issued a notice of proposed rulemaking addressing, among other things, the interactions between interstate pipelines (such as GTN) and other energy affiliates. In the event FERC issues a final rule based on this proposal, GTN may need to establish additional procedures relating to communication among GTN and other affiliated entities.

     These regulatory initiatives are not expected to have a material impact on GTN's financial position, cash flows or results of operations in the foreseeable future.

FUTURE EXPANSION AND BUSINESS DEVELOPMENT
-----------------------------------------

     GTN plans to expand its pipeline capacity by approximately 370 million decatherms per day by the end of 2003. The first phase of this expansion, approximately 220 million decatherms per day, is to be completed by the end of 2002 and to cost approximately $122 million. As a result of contracts recently finalized, GTN intends to complete a second phase of this expansion of approximately 150 million decatherms per day of additional capacity, at a cost of approximately $111 million, to be completed by the end of 2003. GTN expects to fund these expansions from cash provided by operations and, to the extent necessary, external financing and capital contributions from PG&E NEG. In addition, customers have expressed interest in further mainline services commencing in 2004. GTN has also initiated a preliminary assessment of a Washington lateral pipeline that would originate at the GTN mainline system near Spokane, Washington and extend west approximately 260 miles into the Seattle/Tacoma metropolitan area.

ACCOUNTING FOR THE EFFECTS OF REGULATION
----------------------------------------

     GTN currently accounts for the financial effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". As a result of applying the provisions of SFAS No. 71, GTN has accumulated approximately $37.8 million of regulatory assets and $12.0 million of regulatory liabilities as of September 30, 2001.

RESULTS OF OPERATIONS
---------------------

     Selected operating results and other data are as follows (in millions, unaudited):

                                                   Three Months Ended      Nine Months Ended
                                                       September 30,          September 30,

                                                    2001        2000        2001        2000
                                                 ---------   ---------   ---------  ----------
     Operating revenues                          $  57.3     $  62.2     $  185.9   $  175.1
     Operating expenses                             27.5        26.0         79.6       74.4
                                                 ---------   ---------   ---------  ----------
        Operating income                            29.8        36.2        106.3      100.7
     Other income and (income deductions), net       2.3        (0.1)         7.5        0.1
     Net interest expense                            9.0         9.8         28.6       30.1
                                                 ---------   ---------   ---------  ----------
        Income before taxes                         23.1        26.3         85.2       70.7
     Income tax expense                              4.7        10.2         28.8       27.4
                                                 ---------   ---------   ---------  ----------
        Net Income                               $  18.4     $  16.1     $   56.4   $   43.3
                                                 =========   =========   =========  ==========


     Net Income - Net income for the three- and nine-month periods ended September 30, 2001 increased $2.3 million and $13.1 million, respectively, compared to the same periods in 2000. The increases in net income for the quarter and year-to-date from the same periods in 2000 reflect higher interest income and a favorable resolution of prior year tax contingencies. In addition, year-to-date operating revenues reflect a higher demand for transportation services which began in mid-2000 and extended into the first two quarters of 2001. During the third quarter 2001, operating revenues decreased from the same period in 2000 as a result of weakening pricing fundamentals.

     Operating Revenues - Operating revenues for the three- and nine-month periods ended September 30, 2001 decreased $4.9 million and increased $10.8 million, respectively, compared to the same periods in 2000. Demand for available space on GTN's system increased sharply during the third quarter of 2000 and continued through the second quarter of 2001 due to favorable market conditions. During the three-month period ended September 30, 2001, operating revenues have declined from the levels experienced in the same period of 2000 as pricing fundamentals have weakened during this period.

     Operating Expenses - The components of total operating expenses are as follows (in millions, unaudited):

                                      Three Months Ended     Nine Months Ended
                                          September 30,         September 30,

                                       2001       2000       2001        2000
                                     --------   --------   --------    --------
     Administrative and general      $   9.1    $   7.2    $  25.3     $  21.9
     Operations and maintenance          5.2        5.6       14.2        12.8
     Depreciation and amortization      10.5       10.4       31.3        31.1
     Property and other taxes            2.7        2.8        8.8         8.6
                                     --------   --------   --------    --------
         Total operating expenses    $  27.5    $  26.0    $  79.6     $  74.4
                                     ========   ========   ========    ========

     For the three- and nine-month periods ended September 30, 2001, compared with the same periods in 2000, operating expenses increased $1.5 million and $5.2 million, respectively. The increases reflect increased administrative and general expense allocations, additional compressor overhaul activity and higher compressor fuel use tax as a result of higher natural gas prices, partially offset by a decrease in the Gas Research Institute fees and lower labor costs.

    Other income and (income deductions), net - Other income, net of $2.3 million and $7.5 million for the three- and nine-month periods ended September 30, 2001 increased over the same periods in 2000 by $2.4 and $7.4 million, respectively. These increases are due primarily to interest income in the amount of $1.4 million and $4.4 million for the three- and nine-month periods ended September 30, 2001, respectively, earned on the $75 million borrowed by PG&E Corporation from GTN in October, 2000. Additional other income for the three- and nine-month periods ended September 30, 2001 has come from the credit support provided to another wholly owned subsidiary of PG&E NEG of $0.2 million and $0.7 million, respectively, and greater interest income on overnight deposits of cash on hand of $0.2 million and $0.6 million, respectively.

     Interest Expense - Interest expense for the three- and nine-month periods ended September 30, 2001 decreased $0.8 million and $1.5 million respectively, compared to the same period in 2000 due primarily to lower average debt balances. For the three months ended September 30, 2001 and 2000, the average interest rate was approximately 7.5 percent and 7.6 percent, respectively, while the average balance of long- and short-term debt outstanding (excluding capital lease obligations) was $469 million and $491 million, respectively. For the nine months ended September 30, 2001 and 2000, the average interest rate was approximately 7.5 percent, while the average balance of long- and short-term debt (excluding capital lease obligations) outstanding was $486 million and $522 million, respectively.

     Income Tax Expense - The three- and nine-month periods ended September 30, 2001 reflect an adjustment prorated to the nine-month period ended September 30, 2001 ($4.3 million), related to the completion of prior year tax audits.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Sources of Capital - The Company's capital requirements are funded from cash provided by operations and, to the extent necessary, external financing and capital contributions from its parent company. GTN has paid dividends as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures, and maintaining appropriate cash balances. PG&E Corporation and PG&E NEG completed a corporate restructuring of GTN, known as a ringfencing transaction. The ringfencing complied with credit rating agency criteria designed to further separate a subsidiary from its parent and affiliates, which enabled GTN to retain its own credit rating based on its own creditworthiness. GTN Holdings LLC, GTN's immediate parent, may not declare or pay dividends unless its Board of Control (including at least one independent director) has unanimously approved such dividends, and GTN Holdings LLC, on a consolidated basis with GTN, meets specified financial requirements (i.e., it maintains a debt coverage ratio of not less than 2.25:1 and a leverage ratio of not greater than 0.70:1, or an investment grade credit rating).

     Net Cash Provided by Operating Activities - For the nine-month period ended September 30, 2001, net cash provided by operating activities was $159.4 million, compared with $110.2 million for the same period in 2000. The $49.2 million increase was primarily due to changes in accounts payable and accrued liabilities, net receivable/payable-affiliates and greater net income.

     Net Cash Used in Investing Activities - For the nine-month period ended September 30, 2001 compared to the same period in 2000, net cash used in investing activities increased by $35.0 million. The increase primarily reflects higher construction expenditures in 2001.

     Net Cash Used in Financing Activities - For the nine-month period ended September 30, 2001, net cash used in financing activities was $115.9 million reflecting the net reduction in long-term debt and the payment of $52.5 million dividends to the parent. For the nine-month period ended September 30, 2000 net cash used in financing activities was $101.7 million, also reflecting a net reduction in long-term debt. No dividends were paid during the nine months ended September 30, 2000.

     GTN believes that its ability to finance or to fully comply with all of the terms of its existing debt covenants is unaffected by the financial situation of any of its affiliates. GTN has retained its stand-alone investment grade rating.

NEW ACCOUNTING STANDARDS
------------------------

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138 (collectively, the "Statement"), on January 1, 2001. The Statement requires the Company to recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Effective January 1, 2001, derivatives are classified as price risk management assets and liabilities. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged items are recognized in earnings.

     The earnings impact of adopting SFAS No. 133, as amended, on January 1, 2001 was immaterial. The effect on other comprehensive income was a decrease of $5.0 million. Through September 30, 2001, GTN recorded $3.4 million of pre-tax ($2.1 million after tax) swap losses reported as an offset against gas transportation revenues. As of September 30, 2001, due to the execution of new swap contracts, GTN has reflected no remaining Accumulated other comprehensive income (loss). As of September 30, 2001, there is no balance sheet impact of cash flow hedges recorded in relation to SFAS No. 133.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". This Standard, which applies to all business combinations completed after June 30, 2001, prohibits the use of pooling-of-interests method of accounting for business combinations and provides a new definition of intangible assets. The Company does not expect that implementation of this Standard will have a significant impact on its financial statements.

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This Standard eliminates the amortization of goodwill, and requires that goodwill be reviewed annually for impairment. This Standard also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods to be adjusted accordingly. This Standard is effective for fiscal years beginning after December 15, 2001, and affects all goodwill and other intangible assets recognized on a Company's balance sheet at that date, regardless of when the assets were initially recognized. The Company does not expect that implementation of this Standard will have a significant impact on its financial statements.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company has not yet determined the effects of this Standard on its financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", but retains its fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used. This Standard also requires that all long-lived assets to be disposed of by sale are carried at the lower of carrying amount or fair value less cost to sell, and that depreciation should cease to be recorded on such assets. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, superceding previous guidance for discontinued operations of business segments. This Standard is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effects of this Standard on its financial statements.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

     See Price Risk Management Activities included in Management's Discussion and Analysis above.

PART II:  OTHER INFORMATION
---------------------------

Item 5. OTHER INFORMATION
        -----------------

   GTN's earnings to fixed charges ratio for the nine months ended September 30, 2001 was 3.9. The statement of the foregoing ratio, together with the statement of the computation of the foregoing ratio filed as Exhibit 12 hereto, are included herein for the purpose of incorporating such information and exhibit into Registration Statement No. 33-91048 relating to GTN's debt outstanding.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

   (a) Exhibits:

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

   (b) No reports on Form 8-K were issued during the quarter ended September 30, 2001 and through the date hereof.

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



                  PG&E GAS TRANSMISSION, NORTHWEST CORPORATION
                  --------------------------------------------
                                  (Registrant)


November 7, 2001        By:   /s/ John R. Cooper
                              ------------------
                        Name:  John R. Cooper
                        Title: Chief Financial Officer & Treasurer

                                  EXHIBIT INDEX


Exhibit No.:            Description of Exhibit


12              Computation of Ratio of Earnings to Fixed Charges