Form 10-Q
period 2002-03-31
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 2002-05-01
CIK 75491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to

COMMISSION FILE NO. 0-25842

PG&E Gas Transmission, Northwest Corporation
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization) 1400 SW Fifth Avenue, Suite 900, Portland, OR (Address of principal executive offices)	94-1512922 (I.R.S. Employer Identification No.) 97201 (Zip code)

Registrant’s telephone number, including area code: (503) 833-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2002.

1,000 shares of common stock no par value. (All shares are owned by PG&E GTN Holdings LLC.)

Registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I:    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

Statements of Consolidated Income (Unaudited)

	Three Months Ended March 31,

(In Thousands)	2002	2001

OPERATING REVENUES:
Gas transportation	$46,991	$56,062
Gas transportation for affiliates	11,488	8,810
Other	49	50

Total operating revenues	58,528	64,922

OPERATING EXPENSES:
Administrative and general	7,860	6,237
Operations and maintenance	3,773	4,784
Depreciation and amortization	11,208	10,351
Property and other taxes	2,806	3,294

Total operating expenses	25,647	24,666

OPERATING INCOME	32,881	40,256

OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during construction	957	26
Interest income	1,545	1,777
Other – net	(71)	9

Total other income and (income deductions)	2,431	1,812

INTEREST EXPENSE:
Interest on long-term debt	8,910	9,537
Allowance for borrowed funds used during construction	(653)	(22)
Other interest charges	92	560

Net interest expense	8,349	10,075

INCOME BEFORE INCOME TAXES	26,963	31,993
INCOME TAX EXPENSE	10,139	12,480

NET INCOME	$16,824	$19,513

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheets (Unaudited)

ASSETS

(In Thousands)	March 31, 2002	December 31, 2001

PROPERTY, PLANT and EQUIPMENT:
Property, plant and equipment in service	$1,574,864	$1,566,796
Accumulated depreciation and amortization	(589,653)	(578,517)

Net plant in service	985,211	988,279
Construction work in progress	85,377	67,487

Total property, plant and equipment – net	1,070,588	1,055,766

CURRENT ASSETS:
Cash and cash equivalents	3,860	3,667
Accounts receivable – gas transportation (net of allowance for doubtful accounts of $1,406 in each period)	17,454	15,892
Accounts receivable – transportation imbalances and fuel	1,077	2,286
Accounts receivable – affiliated companies	11,156	10,536
Inventories (at average cost)	8,291	7,697
Prepayments and other current assets	5,536	5,167

Total current assets	47,374	45,245

OTHER NON-CURRENT ASSETS:
Note receivable – parent	75,000	75,000
Income tax related regulatory assets	25,329	24,912
Deferred charge on reacquired debt	8,534	8,835
Unamortized debt expense	2,723	2,725
Other regulatory assets	2,389	2,315
Other	2,642	2,582

Total other non-current assets	116,617	116,369

TOTAL ASSETS	$1,234,579	$1,217,380

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheets
(Unaudited)

CAPITALIZATION AND LIABILITIES

(In Thousands)	March 31, 2002	December 31, 2001

CAPITALIZATION:
Common stock – no par value, 1,000 shares authorized, issued and outstanding	$85,474	$85,474
Additional paid-in capital	234,717	227,717
Reinvested earnings	108,790	113,966

Total common stock equity	428,981	427,157
Long-term debt	493,920	488,892

Total capitalization	922,901	916,049

CURRENT LIABILITIES:
Long-term debt – current portion	33,000	33,000
Accounts payable	21,512	29,475
Accounts payable to affiliates	22,364	16,029
Accrued interest	10,275	3,633
Accrued liabilities	3,904	3,570
Accrued taxes	2,053	1,093

Total current liabilities	93,108	86,800

NON-CURRENT LIABILITIES:
Deferred income taxes	205,773	202,467
Other	12,797	12,064

Total non-current liabilities	218,570	214,531

COMMITMENTS and CONTINGENCIES (Note 5)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$1,234,579	$1,217,380

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Statements of Consolidated Common Stock Equity (Unaudited)
	Three Months Ended March 31,

(In Thousands)	2002	2001

BALANCE AT BEGINNING OF PERIOD	$427,157	$386,761
Comprehensive income:
Net income	16,824	19,513
Other comprehensive income - Price risk management	—	(7,814)

Comprehensive Income	16,824	11,699

Dividend to parent company	(22,000)	—
Contribution from parent company	7,000	—

BALANCE AT END OF PERIOD	$428,981	$398,460

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Statements of Consolidated Cash Flows
(Unaudited)

	Three Months Ended March 31,

(In Thousands)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,824	$19,513
Adjustments to reconcile net income to net cash provided by Operations:
Depreciation and amortization	11,615	11,506
Deferred income taxes	3,306	2,806
Allowance for equity funds used during construction	(957)	(26)
Changes in operating assets and liabilities:
Accounts receivable – gas transportation and other	(353)	(1,387)
Accounts payable and accrued liabilities	(987)	443
Net receivable/payable – affiliates, income taxes and other	5,715	20,854
Accrued taxes, other than income	960	997
Inventory	(594)	2,319
Other working capital	(369)	49
Regulatory accruals	599	1,938
Other – net	(493)	342

Net cash provided by operating activities	35,266	59,354

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(24,420)	(693)
Allowance for borrowed funds used during construction	(653)	(22)

Net cash used in investing activities	(25,073)	(715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(10,000)	(92,000)
Long-term debt issued, net of issuance costs	15,000	44,864
Cash dividends paid to parent	(22,000)	—
Equity contribution from parent	7,000	—

Net cash used in financing activities	(10,000)	(47,136)

NET CHANGE IN CASH AND CASH EQUIVALENTS	193	11,503

CASH AND CASH EQUIVALENTS AT JANUARY 1	3,667	2,528

CASH AND CASH EQUIVALENTS AT MARCH 31	$3,860	$14,031

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,883	$2,596
Income taxes	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:  General

ORGANIZATION AND BASIS OF PRESENTATION

PG&E Gas Transmission, Northwest Corporation (PG&E GTN) was incorporated in California in 1957 under its former name, Pacific Gas Transmission Company. PG&E GTN is an indirect wholly owned subsidiary of PG&E National Energy Group, Inc. (PG&E NEG) and is affiliated with, but is not the same company as, Pacific Gas and Electric Company (the Utility), the gas and electric company serving northern and central California. PG&E Corporation is the ultimate corporate parent for both PG&E NEG and the Utility.

The accompanying unaudited consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for PG&E GTN and its wholly owned subsidiaries which include Pacific Gas Transmission Company, PG&E Gas Transmission Service Company LLC (PG&E GTS), Pacific Gas Transmission International, Inc., and a 50 percent interest in a joint venture known as Stanfield Hub Services, LLC.

PG&E GTN and its subsidiaries are collectively referred to herein as the “Company”. This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, in the Company’s Form 10-K for the fiscal year ended December 31, 2001.

In the opinion of management, the accompanying statements reflect all adjustments necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. Intercompany accounts and transactions have been eliminated. Prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2002 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

SIGNIFICANT ACCOUNTING POLICIES

Accounting for Price Risk Management Activities

PG&E GTN adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138, on January 1, 2001. This standard requires the recognition of all derivatives, as defined in the Statement, on the balance sheet at fair value. Effective January 1, 2001, derivatives are classified as price risk management assets and liabilities. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income, a component of shareholder’s equity, until the hedged items are recognized in earnings.

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

PG&E GTN has contracts for the transportation of natural gas transacted in the normal course of business. These transportation service contracts have been determined to be exempt from the requirements of SFAS No. 133, and will therefore, not be reflected on the consolidated balance sheets at fair value.

The earnings impact of adopting SFAS No. 133, as amended, on January 1, 2001 was immaterial. The effect on other comprehensive income was a decrease of $5.0 million related to hedging certain negotiated rate transportation contracts. See “Note 3: Price Risk Management Activities,” below for further discussion of the hedging activities.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement eliminates the amortization of goodwill, and requires that goodwill be reviewed at least annually for impairment.

This Statement also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. Adoption of this Statement did not require any adjustments to be made to the useful lives of existing intangible assets and no reclassifications of intangible assets to goodwill were necessary. Implementation of this Statement did not have any impact on the consolidated financial statements of PG&E GTN.

On January 1, 2002, PG&E GTN adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, but retains the fundamental provision for recognizing and measuring impairment of long-lived assets to be held and used or disposed of by sale. The Statement also supersedes the accounting and reporting provision for the disposal of a segment of a business. SFAS No. 144 eliminates the conflict between accounting models for treating the disposition of long-lived assets that existed between SFAS No. 121 and the guidance for a segment of a business accounted for as a discontinued operation by adopting the methodology established in SFAS No. 121, and also resolves implementation issues related to SFAS No. 121. The adoption of the Statement did not have any impact on the consolidated financial statements of PG&E GTN.

Related Party Transactions

On October 26, 2000, PG&E GTN loaned $75.0 million to PG&E Corporation pursuant to a promissory note bearing a floating interest rate tied to PG&E Corporation’s external borrowing rate. The principal amount of this investment is payable upon demand but has been recorded under non-current assets and shown as a Note receivable – parent company on the Consolidated Balance Sheets, reflecting PG&E GTN’s expectations about the timing of repayment. At March 31, 2002, the interest rate was 7.6 percent and the average interest rate for the three months ended March 31, 2002, was also 7.6 percent.

PG&E GTN is charged by PG&E Corporation, PG&E NEG, and other affiliates for services, such as legal, tax, treasury, human resources, and other administrative functions, and for other costs incurred on PG&E GTN’s behalf, including employee benefit costs, insurance, and other related costs. The charges for these costs are based on direct assignment to the extent practicable or by using allocation methods that PG&E GTN believes are reasonable reflections of the utilization of services provided to or for the benefits received by PG&E GTN.

On January 1, 2002, PG&E GTN entered into a management services agreement with PG&E GTS, a wholly owned subsidiary, under which PG&E GTS will provide all operations and management services previously performed internally by PG&E GTN. Pursuant to the terms of that agreement, PG&E GTN transferred to PG&E GTS, and PG&E GTS accepted assignment of, all employees and the management of all employment-related obligations for current employees. PG&E GTN will reimburse PG&E GTS for such services based on direct assignment to the extent practicable or by using allocation methods that PG&E GTN believes are reasonable reflections of the utilization of services provided to or for the benefits received by PG&E GTN.

PG&E GTN provides credit support in the form of guarantees to PG&E Energy Trading Holdings Corporation (PG&E ET), a wholly owned subsidiary of PG&E NEG. At March 31, 2002 and December 31, 2001 guarantees with a face value of $834.1 million and $985.4 million, respectively, were outstanding, with an overall net exposure of $37.9 million and $28.9 million, respectively, on the transactions supported by the guarantees. The net exposure is comprised of the amount of outstanding guarantees directly supporting underlying transactions, net of offsetting positions, cash, and other collateral. PG&E GTN also provided guarantees to support the obligations of North Baja Pipeline, LLC, a wholly owned pipeline subsidiary of PG&E NEG. At March 31, 2002 and December 31, 2001, a total of $48 million and $47 million, respectively, of guarantees were outstanding.

PG&E GTN had been authorized by its Board of Directors to execute and deliver guarantees to support obligations of PG&E ET in an aggregate amount not to exceed $2.0 billion and to support the obligations of North Baja Pipeline, LLC in an amount not to exceed $146 million. In April 2002, the Board of Directors modified authorizations regarding guarantees to reduce the amount of guarantees that can be outstanding on behalf of PG&E NEG subsidiaries to an aggregate maximum of $900 million.

During the three-month periods ended March 31, 2002 and 2001, PG&E GTN provided transportation services to the Utility and its affiliates in the normal course of business which accounted for approximately $11.5 million, or 20 percent, and $8.8 million, or 14 percent, respectively, of PG&E GTN’s transportation revenues.

Note 2:    Relationship with PG&E Corporation and the California Energy Crisis

In December 2000, and January and February 2001, PG&E Corporation and PG&E NEG completed a corporate restructuring that involved the use or creation of limited liability companies (LLCs) as intermediate owners between a parent and its subsidiaries. The LLCs include among others, GTN Holdings LLC which owns 100 percent of the stock of PG&E GTN. In addition, PG&E NEG’s organization documents were modified to include the same structural elements as the LLCs.

GTN Holdings LLC’s charter requires unanimous approval of its Board of Control, including at least one independent director, before it can (a) consolidate or merge with any entity, (b) transfer substantially all of its assets to any entity, or (c) institute or consent to bankruptcy, insolvency, or similar proceedings or actions. GTN Holdings LLC may not declare or pay dividends unless the Board of Control has unanimously approved such action and GTN Holdings LLC, on a consolidated basis with PG&E GTN, meets specified financial requirements. After the restructuring was completed, two independent rating agencies, Standard & Poors and Moody’s Investor Services, reaffirmed investment grade ratings for PG&E GTN and issued investment grade ratings for PG&E NEG.

On April 6, 2001, the Utility filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Pursuant to Chapter 11 of the U.S. Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. Subsequent to the bankruptcy filing the Company’s ratings on its debt were reaffirmed.

The Utility and PG&E Corporation have filed a proposed plan of reorganization for the Utility that entails separating the Utility into four distinct businesses. The proposed plan of reorganization does not directly affect the Company, except that the Company has executed an agreement to sell to a subsidiary of the Utility approximately 2.66 miles of 42-inch and 36-inch mainline pipe from the Company’s southernmost meter station to the California border, and has filed an application with the Federal Energy Regulatory Commission (FERC or Commission) requesting approval to effectuate the sale. This sale is conditioned on confirmation of the reorganization plan by the Bankruptcy Court and approval by FERC of the Utility’s application to acquire, and PG&E GTN’s related application to abandon, the facilities. The facilities will be priced at the Company’s net book value for that portion of pipe at the time the transaction closes. Other than the minimal effect of this sale, the proposed plan of reorganization does not directly affect the Company or any of its subsidiaries. The proposed plan is subject to confirmation by the Bankruptcy Court. In addition, before the plan can become effective, various regulatory approvals must be obtained and certain other conditions must be satisfied.

Management believes that the Company would not be substantively consolidated with PG&E Corporation in any insolvency or bankruptcy proceeding involving PG&E Corporation or the Utility.

The Utility has been PG&E GTN’s largest customer, accounting for over 15 percent of its transportation revenues for the past several years. As a result of the April 6, 2001 filing with the Bankruptcy Court, all $2.9 million due from the Utility for transportation services as of that date remains outstanding pending the decision of the Bankruptcy Court. In accordance with PG&E GTN’s FERC tariff provisions, the Utility has provided assurances in the form of cash to support its position as a shipper on the PG&E GTN pipeline. The Utility is current on all subsequent obligations incurred for the transportation services provided by PG&E GTN and has indicated its intention to remain current. The proposed plan of reorganization filed by PG&E and the Utility contemplates that the Utility will pay all its legitimate debts with interest. The Company anticipates that the Utility will pay the outstanding $2.9 million at the conclusion of the bankruptcy proceedings.

Note 3:    Price Risk Management

PG&E GTN has contracts for the transportation of natural gas transacted in the normal course of business. PG&E GTN has used and may use other derivative contracts (i.e., other than the transportation service contracts), in limited instances and solely for hedging purposes, to offset price risk associated with certain negotiated rate transportation contracts. Commodity price risk is the risk that changes in market prices will adversely affect earnings and cash flows. PG&E GTN had exposure to commodity price risk associated with negotiated rate index price contracts to provide transportation service during 2001. The goal of the hedging program was to effectively convert a portion of PG&E GTN’s variable-rate future revenues into fixed-rate revenues by locking in forward prices on certain volumes through the basis swap arrangements with its affiliate, PG&E Energy Trading. These hedge contracts were effective from April through October of 2001. In late June of 2001, PG&E GTN entered into new contracts exactly offsetting the initial basis swap arrangements for July through October. The initial and offsetting swap contracts were designated as cash flow hedges and recorded on the balance sheet at fair value, with the offset in the other comprehensive income section of equity. All swaps were settled by the end of October 2001, and no further hedging activity has been conducted since that time.

The earnings impact of adopting SFAS No. 133, as amended, on January 1, 2001 was immaterial. The effect on other comprehensive income was a decrease of $5.0 million. Through March 31, 2001, PG&E GTN recorded an additional unrealized loss of $2.8 million which brought the total unrealized net loss to be reclassified into earnings within 12 months at March 31, 2001, to $7.8 million. All 2001 unrealized losses were amortized to income in 2001 as they were realized. At March 31, 2002, there are no cash flow hedges recorded in relation to SFAS No. 133.

The schedule below summarizes the activities affecting accumulated other comprehensive income (loss) from derivative instruments:

	Three Months Ended March 31,
	2002	2001
	(In Millions)
Beginning Accumulated other comprehensive income (loss) from SFAS No. 133 transition adjustments at January 1, 2001	$—	$(5.0)
Net change of current period hedging transactions gain (loss)	—	(2.8)
Net reclassification to earnings	—	—

Ending Accumulated other comprehensive income (loss)	$—	$(7.8)

Note 4:    Debt Financing

On May 24, 1999, PG&E GTN entered into a three-year revolving credit agreement in the amount of $100 million which will mature on May 30, 2002. PG&E GTN also has a promissory agreement and note with PG&E NEG under which it can borrow up to $100 million. Any amount outstanding under the promissory note and agreement will be due on demand, but in no event earlier than July 2, 2003. In April 2002, PG&E GTN received commitments from several financial institutions for a new three-year revolving credit agreement of up to $125 million to replace (1) the existing revolving credit agreement and (2) the promissory agreement and note with PG&E NEG, and expects to complete such financing in May 2002.

At March 31, 2002, $90.0 million was outstanding under the revolving credit agreement at an average interest rate of 2.37 percent. At March 31, 2002 and December 31, 2001, PG&E GTN has classified its borrowings under the revolving credit agreement as long-term debt as the Company intends to refinance such borrowing with the promissory note with NEG or the new three-year revolving credit agreement.

PG&E GTN also plans to obtain an additional $75 million of long-term financing in the near future, to be used to repay existing borrowings and for other corporate purposes, and has obtained a commitment from a financial institution for a back-up 364-day bank facility if it decides to postpone such long-term financing.

The revolving credit agreement as well as the senior indenture contain a covenant which limits total debt to 70 percent of total capitalization. At March 31, 2002, the total debt to total capitalization ratio was 57 percent and PG&E GTN was in compliance with all terms and conditions of its debt agreements.

Note 5:    Commitments and Contingencies

CREDIT SUPPORT

PG&E GTN is authorized by its Board of Directors to provide credit support including the execution and delivery of guarantees to support the obligations of various PG&E NEG subsidiaries. See “Related Party Transactions” in “Note 1: General,” above for a further discussion of the credit support.

LEGAL MATTERS

In addition to the following legal proceeding, PG&E GTN is subject to routine litigation incidental to its business.

Natural Gas Royalties Complaint

This litigation involves the consolidation of approximately 77 False Claims Act cases filed in various federal district courts by Jack J. Grynberg (called a relator in the parlance of the False Claims Act) on behalf of the United States of America against more than 330 defendants, including PG&E GTN. The cases were consolidated for pretrial purposes in the U.S. District Court, for the District of Wyoming. The current case grows out of prior litigation brought by the same relator in 1995 that was dismissed in 1998.

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

The complaints do not seek a specific dollar amount or quantify the royalties claim. The complaints seek unspecified treble damages, civil penalties, and expenses associated with the litigation.

PG&E GTN believes that the allegations of the complaint are without merit and will vigorously respond to and defend the litigation. PG&E GTN also believes that the ultimate outcome of the litigation will not have a material adverse effect on its financial condition or results of operations.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

PG&E Gas Transmission, Northwest Corporation (PG&E GTN) is an indirect wholly owned subsidiary of PG&E National Energy Group, Inc. (PG&E NEG) and is affiliated with, but is not the same company as, Pacific Gas and Electric Company (the Utility), the gas and electric company serving northern and central California. PG&E Corporation is the ultimate corporate parent for both PG&E NEG and the Utility.

The consolidated financial statements include PG&E GTN and its wholly owned subsidiaries, Pacific Gas Transmission International, Inc., Pacific Gas Transmission Company, PG&E Gas Transmission Service Company LLC, and its 50 percent ownership interest in a joint venture known as Stanfield Hub Services, LLC.

PG&E GTN and its subsidiaries are collectively referred to herein as the “Company”. This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, in the Company’s Form 10-K for the fiscal year ended December 31, 2001.

PG&E GTN operates an open-access transportation system that transports primarily western Canadian gas from the British Columbia-Idaho border to the Oregon-California border for third-party shippers on a nondiscriminatory basis. PG&E GTN’s transportation system also provides service to various delivery points in Idaho, Washington, and Oregon. PG&E GTN’s natural gas transportation services are regulated by the Federal Energy Regulatory Commission (FERC), and various safety issues are subject to the jurisdiction of the U.S. Department of Transportation.

RISK FACTORS

The information in this Form 10-Q includes forward-looking statements that are necessarily subject to various risks and uncertainties. These statements are based on current expectations and assumptions which management believes are reasonable and on information currently available to management. These forward-looking statements are identified by words such as “estimates,” “expects,” “anticipates,” “plans,” “believes,” and other similar expressions. Actual results could differ materially from those contemplated by the forward-looking statements.

Although PG&E GTN is not able to predict all of the factors that may affect future results, some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or historical results include:

•
volatility of commodity fuel and electricity prices (which may result from a variety of factors, including: weather; the supply and demand for energy commodities; the availability of competitively priced alternative energy sources; the level of production and availability of natural gas, crude oil, and coal; transmission or transportation constraints; federal and state energy and environmental regulation and legislation; the degree of market liquidity; natural disasters, wars, embargoes, and other catastrophic events; any resulting increases in the cost of producing power and decreases in prices of power sold, and whether PG&E GTN’s strategies to manage and respond to such volatility are successful;

•	the extent and timing of generating, pipeline, and storage capacity expansion and retirements from others;

•	future sales levels, and general economic and financial market conditions and changes in interest rates;

•
the extent to which PG&E GTN’s current or planned development of pipeline projects are completed and the pace and cost of that completion, including the extent to which commercial operations of these development projects are delayed or prevented because of various development and construction risks such as PG&E GTN’s failure to obtain necessary permits or equipment, the failure of third-party contractors to perform their contractual obligations, or the failure of necessary equipment to perform as anticipated;

•	the success of PG&E GTN’s pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring;

•
PG&E GTN’s ability to obtain financing for PG&E GTN’s planned development projects and related equipment purchases and to refinance PG&E GTN’s existing indebtedness as it matures, in each case, on reasonable terms while preserving PG&E GTN’s credit quality;

•
heightened rating agency criteria and the impact of changes in credit ratings on PG&E GTN’s future financial condition, particularly a downgrade below investment grade which would impair PG&E GTN’s ability to obtain financing for planned development projects;

•	the extent to which our assumptions underlying PG&E GTN’s risk management programs are not realized;

•	the effect of new accounting pronouncements;

•
legislative or regulatory changes affecting the electric and natural gas industries in the United States, including the pace and extent of efforts to restructure the electric and natural gas industries;

•	the effect of compliance with existing and future environmental laws, regulations, and policies, the cost of which could be significant

•	restrictions imposed upon PG&E GTN under certain term loans of PG&E Corporation or PG&E NEG;

•
the effect of the Utility bankruptcy proceedings upon PG&E Corporation, PG&E NEG, and PG&E GTN; and in particular the impact a protracted delay in the Utility’s bankruptcy proceeding could have on PG&E Corporation’s liquidity and access to capital markets;

•
the outcomes of the California Public Utilities Commission’s (CPUC’s) pending investigation into whether the California investor-owned utilities and their parent holding companies, including PG&E Corporation, have complied with past CPUC decisions, rules, or orders authorizing their holding company formations; the outcomes of the lawsuits brought by the California Attorney General, the City and County of San Francisco, and the People of the State of California against PG&E Corporation alleging unfair or fraudulent business acts or practices based on alleged violations of conditions established in the CPUC’s holding company decisions; and the outcome of the California Attorney General’s petition requesting revocation of PG&E’s exemption from the Public Utility Holding Company Act of 1935, and the effect of such outcomes, if any, on PG&E Corporation, PG&E NEG, and PG&E GTN;

•	changes in or application of federal, state, and local laws and regulations to which PG&E GTN and its subsidiaries and the projects in which PG&E GTN invests are subject;

•	the continuing ability of existing customers to meet their financial obligations;

•	the financial condition of affiliates for whom PG&E GTN has provided credit support; and

•	the outcome of pending or future litigation.

Although PG&E GTN believes that the expectations reflected in the forward-looking statements are reasonable, PG&E GTN cannot guarantee future results, events, levels of activity, performance, or achievements.

LIQUIDITY AND FINANCIAL RESOURCES

Sources of Capital – The Company’s capital requirements are funded from cash provided by operations and, to the extent necessary, external financing and capital contributions from its parent company. PG&E GTN has paid dividends as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures, and maintaining appropriate cash balances. PG&E Corporation and PG&E NEG completed a corporate restructuring that involved the use or creation of limited liability companies as intermediate owners between a parent and its subsidiaries. For more information on these corporate actions, see “Note 2: Relationship with PG&E Corporation and the California Energy Crisis” included in “Item 1: Notes to Consolidated Financial Statements,” above. As a result of these actions, GTN Holdings LLC, PG&E GTN’s immediate parent, may not declare or pay dividends unless its Board of Control (including at least one independent director) has unanimously approved such dividends, and GTN Holdings LLC, on a consolidated basis with PG&E GTN, maintains a debt coverage ratio of not less than 2.25:1 and a leverage ratio of not greater than 0.70:1 after giving effect to the dividend, or an investment grade credit rating.

Net Cash Provided by Operating Activities – For the three months ended March 31, 2002, net cash provided by operating activities was $35.3 million, compared with $59.4 million for the same period in 2001. The $24.1 million decrease was largely due to the change in receivables/payables from affiliates.

Net Cash Used in Investing Activities – For the three months ended March 31, 2002, compared to the same period in 2001, net cash used in investing activities increased by $24.4 million. The increase primarily reflects higher construction expenditures in 2002. See “Future Expansion and Business Development” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below for a further discussion of investing activities.

Net Cash Used in Financing Activities – For the three months ended March 31, 2002, cash used in financing activities was $10.0 million reflecting a $22.0 million dividend to parent, less a $7.0 million equity contribution and $5.0 million net borrowing of long-term debt. For the three months ended March 31, 2001, cash used in financing activities was $47.1 million, reflecting a reduction in long-term debt. See “Note 4: Debt Financing” included in “Item 1. Notes to Consolidated Financial Statements,” above for a further discussion of financing activities.

PG&E GTN believes that its ability to finance or to fully comply with all of the terms of its existing debt covenants is unaffected by the financial situation of any of its affiliates. PG&E GTN has retained its stand-alone investment grade rating.

RISK MANAGEMENT ACTIVITIES

PG&E Corporation and PG&E NEG have established officer-level risk policy/risk management committees, the risk management policies of which are also applicable to PG&E GTN. PG&E GTN may only engage in the use of derivatives in accordance with policies established by the Risk Management Committees of PG&E Corporation and PG&E NEG. PG&E NEG measures its commodity price risk exposure using value-at-risk and other methodologies that simulate future price movement in the energy markets to estimate the size and probability of future potential losses. Market risk is quantified using the variance/co-variance value-at-risk model that provides a consistent measure of risk across diverse energy markets and products. The use of this methodology requires a number of important assumptions, including the selections of confidence level for losses, volatility of prices, market liquidity, and holding period.

Credit Risk – On December 2, 2001, Enron Corporation and certain subsidiaries that are shippers on PG&E GTN’s system, including Enron Energy Services and Enron North America (collectively referred to as “Enron”), filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. During the three months ended March 31, 2002, 20,000 Dth per day of capacity held by Enron was assigned to third parties. Enron’s remaining firm transportation contracts with a capacity of 10,099 Dth per day expiring on October 31, 2002 and 42,500 Dth per day expiring on October 31, 2008 were terminated effective April 11, 2002 pursuant to an order of the Enron Bankruptcy Judge. PG&E GTN can now remarket this capacity. At March 31, 2002, PG&E GTN had an unpaid receivable from Enron of approximately $3.5 million and has recorded a reserve of $1.4 million against such receivable representing the amount that may not be collectible. PG&E GTN believes that its exposure to Enron will not have a material impact on its financial condition or results of operations.

RESULTS OF OPERATIONS

Selected operating results and other data are as follows:

	Three Months Ended March 31,
	2002	2001
	(In Millions)
Operating revenues	$58.5	$64.9
Operating expenses	25.6	24.7

Operating income	32.9	40.2
Other income and (income deductions), net	2.4	1.8
Net interest expense	8.3	10.0

Income before taxes	27.0	32.0
Income tax expense	10.2	12.5

Net Income	$16.8	$19.5

Net Income – Income for the three months ended March 31, 2002, decreased $2.7 million compared to the same period in 2001. The decrease in income resulted primarily from lower operating revenues as noted below.

Operating Revenues – Operating revenues for the three months ended March 31, 2002, decreased $6.4 million compared to the same period in 2001. The decrease resulted from weak pricing fundamentals on gas transportation to the California and Pacific Northwest gas markets compared to the year ago period.

Operating Expenses – The components of total operating expenses are as follows:

	Three Months Ended March 31,
	2002	2001
	(In Millions)
Administrative and general	$7.8	$6.2
Operations and maintenance	3.8	4.8
Depreciation and amortization	11.2	10.4
Property and other taxes	2.8	3.3

Total operating expenses	$25.6	$24.7

For the three months ended March 31, 2002, compared with the same period in 2001, operating expenses increased $0.9 million. The increased expenses occurred primarily due to the timing of certain allocated administrative and general charges from PG&E NEG to PG&E GTN and an increase in depreciation and amortization expense related to the placement in service of a portion of the 2002 expansion project and the acceleration of amortization of certain intangible assets. Offsetting these increases was a reduction in operations and maintenance expense related to compressor overhaul activity and a reduction in other taxes for the Washington compressor fuel use tax, which is based on the indexed price of natural gas.

Other income and (income deductions) – The increase in other income is primarily due to additional Allowance for Funds Used During Construction recorded in the current year as a result of significantly higher levels of construction work in process existing in 2002 when compared to the prior year.

Interest Expense – Interest expense for the three months ended March 31, 2002 was $1.7 million less than interest expense for the same period in 2001. Lower average rates served to reduce interest expense. For the three months ended March 31, 2002, and 2001, the average interest rate was approximately 6.8 percent and 7.5 percent, respectively, while the average balance of debt outstanding (excluding capital lease obligations) was $533 million and $511 million, respectively.

FUTURE EXPANSION AND BUSINESS DEVELOPMENT

PG&E GTN is currently in the process of completing its 2002 Expansion Project, which, when completed, will expand its system by approximately 217 MMcf per day. Approximately 40 MMcf per day of that expansion capacity was placed in service in November 2001 and the remaining capacity is expected to be placed in service by the end of 2002. Total cost of the expansion is estimated at $122 million. At March 31, 2002, $106.1 million had been spent on this expansion project. PG&E GTN has filed an application with the FERC for approval to complete another expansion of approximately 150 MMcf per day of additional capacity, at a cost of approximately $111 million. PG&E GTN expects to fund these expansions from cash provided by operations, external financing, and capital contributions from PG&E NEG. PG&E GTN has also initiated a preliminary assessment of a Washington lateral pipeline that would originate at our mainline system near Spokane, Washington and extend west approximately 260 miles into the Seattle/Tacoma metropolitan area. PG&E GTN regularly solicits expressions of interest for the acquisition or development of additional pipeline capacity and may develop additional firm transportation capacity if sufficient demand is demonstrated.

ENVIRONMENTAL MATTERS

The following discussion includes certain forward-looking information relating to the possible future impact of environmental compliance. This information reflects PG&E GTN’s current estimates which are periodically evaluated and revised. These estimates are subject to a number of assumptions and uncertainties, including changing laws and regulations, the ultimate outcome of complex factual investigations, evolving technologies, selection of compliance alternatives, the nature and extent of required remediation, the extent of PG&E GTN’s responsibility, and the availability of recoveries or contributions from third parties. Future estimates and actual results may differ materially from those indicated below.

PG&E GTN is subject to a number of federal, state and local laws and regulations designed to protect human health and the environment by imposing stringent controls with regard to planning and construction activities, land use, and air and water pollution, and, in recent years, by governing the use, treatment, storage, and disposal of hazardous or toxic materials. These laws and regulations affect future planning and existing operations, including environmental protection and remediation activities. PG&E GTN has generally been able to recover the costs of compliance with environmental laws and regulations in its rates.

On an ongoing basis, PG&E GTN assesses measures that may need to be taken to comply with environmental laws and regulations related to its operations. PG&E GTN believes that it is in substantial compliance with applicable existing environmental requirements and that the ultimate amount of costs, individually or in the aggregate, that it may incur in connection with its compliance and remediation activities will not have a material effect on its financial position, cash flows, or results of operations.

CRITICAL ACCOUNTING POLICIES – ACCOUNTING FOR THE EFFECTS OF REGULATION

PG&E GTN accounts for the financial effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” As a result of applying the provisions of SFAS No. 71, PG&E GTN has accumulated approximately $36.3 million of regulatory assets and $13.7 million of regulatory liabilities as of March 31, 2002.

LEGAL MATTERS

Natural Gas Royalties Complaint – See “Legal Matters” in “Note 5: Commitments and Contingencies” in Notes to Consolidated Financial Statements included in Item 1, “Consolidated Financial Statements,” above.

PG&E Gas Transmission, Northwest Corporation, FERC Docket Nos. RP99-518-099; RP99-518-20; RP99-518-21; RP99-518-022 – On January 28, 2002, PG&E GTN submitted an

Offer of Settlement in this proceeding, which does not propose a refund of any revenue collected by PG&E GTN. FERC staff filed comments in support of the Offer of Settlement, and the CPUC filed comments opposed to the Offer of Settlement. Both PG&E GTN and FERC staff filed reply comments in opposition to the CPUC’s comments and urged the Administrative Law Judge (ALJ) to certify the Offer of Settlement to the Commission. On April 4, 2002, the ALJ certified the Offer of Settlement to the Commission.

At the conclusion of these proceedings, FERC may require PG&E GTN to refund revenues received under some or all of these contracts in excess of revenues that would have been received under PG&E GTN’s recourse tariff rate. The total amount of potential refunds as of March 31, 2002, is approximately $10.0 million (including interest). PG&E GTN does not expect that the ultimate outcome of this matter will have a material adverse effect on its financial condition or results of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Risk Management Activities” included in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above.

PART II:    OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

PG&E Gas Transmission, Northwest Corporation’s earnings to fixed charges ratio for the three months ended March 31, 2002 was 4.0:1. The statement of the foregoing ratio, together with the statement of the computation of the foregoing ratio filed as Exhibit 12 hereto, is included herein for the purpose of incorporating such information and exhibit into Registration Statement No. 33-91048 relating to PG&E GTN’s debt outstanding.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit 12 – Computation of Ratio of Earnings to Fixed Charges.

(b)  No reports on Form 8-K were issued during the quarter ended March 31, 2002, and through the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PG&E GAS TRANSMISSION, NORTHWEST CORPORATION
(Registrant)

May 1, 2002    By:    /s/    Thomas E. Legro
Name:    Thomas E. Legro
Title:      Vice President, Controller

EXHIBIT INDEX

Exhibit No.:                                    Description of Exhibit

12                     Computation of Ratio of Earnings to Fixed Charges