Form 10-Q
period 2002-06-30
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 2002-08-02
CIK 75491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2002.

1,000 shares of common stock no par value. (All shares are owned by PG&E GTN Holdings LLC.)

Registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I:    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In Thousands)
OPERATING REVENUES:
Gas transportation	$43,215	$53,403	$90,206	$109,465
Gas transportation for affiliates	10,845	10,228	22,333	19,038
Other	49	47	98	97

Total operating revenues	54,109	63,678	112,637	128,600

OPERATING EXPENSES:
Administrative and general	7,603	9,932	15,463	16,169
Operations and maintenance	3,770	4,302	7,543	9,086
Depreciation and amortization	11,208	10,408	22,416	20,759
Property and other taxes	2,641	2,835	5,447	6,129

Total operating expenses	25,222	27,477	50,869	52,143

OPERATING INCOME	28,887	36,201	61,768	76,457

OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during construction	1,214	62	2,171	88
Interest income	1,514	1,753	3,059	3,530
Other—net	14	1,529	(57)	1,538

Total other income and (income deductions)	2,742	3,344	5,173	5,156

INTEREST EXPENSE:
Interest on long-term debt	9,389	9,000	18,299	18,537
Allowance for borrowed funds used during construction	(820)	(42)	(1,473)	(64)
Other interest charges	82	486	174	1,046

Net interest expense	8,651	9,444	17,000	19,519

INCOME BEFORE INCOME TAXES	22,978	30,101	49,941	62,094
INCOME TAX EXPENSE	8,501	11,636	18,640	24,116

NET INCOME	$14,477	$18,465	$31,301	$37,978

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001
	(In Thousands)
ASSETS
PROPERTY, PLANT and EQUIPMENT:
Property, plant and equipment in service	$1,573,648	$1,566,796
Accumulated depreciation and amortization	(598,993)	(578,517)

Net plant in service	974,655	988,279
Construction work in progress	102,244	67,487

Total property, plant and equipment—net	1,076,899	1,055,766

CURRENT ASSETS:
Cash and cash equivalents	78,442	3,667
Accounts receivable—gas transportation (net of allowance for doubtful accounts of $1,406 in each period)	16,797	15,892
Accounts receivable—transportation imbalances and fuel	2,345	2,286
Accounts receivable—affiliated companies	9,912	10,536
Inventories (at average cost)	8,482	7,697
Prepayments and other current assets	3,309	5,167

Total current assets	119,287	45,245

OTHER NON-CURRENT ASSETS:
Note receivable—parent	—	75,000
Income tax related regulatory assets	25,909	24,912
Deferred charge on reacquired debt	8,233	8,835
Unamortized debt expense	3,748	2,725
Other regulatory assets	2,466	2,315
Other	2,684	2,582

Total other non-current assets	43,040	116,369

TOTAL ASSETS	$1,239,226	$1,217,380

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001
	(In Thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common stock—no par value, 1,000 shares authorized, issued and outstanding	$85,474	$85,474
Additional paid-in capital	245,417	227,717
Reinvested earnings	101,267	113,966

Total common stock equity	432,158	427,157
Long-term debt	503,948	488,892

Total capitalization	936,106	916,049

CURRENT LIABILITIES:
Long-term debt—current portion	33,000	33,000
Accounts payable	16,624	29,475
Accounts payable to affiliates	15,954	16,029
Accrued interest	3,842	3,633
Accrued liabilities	7,267	3,570
Accrued taxes	928	1,093

Total current liabilities	77,615	86,800

NON-CURRENT LIABILITIES:
Deferred income taxes	209,385	202,467
Other	16,120	12,064

Total non-current liabilities	225,505	214,531

COMMITMENTS and CONTINGENCIES (Note 5)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$1,239,226	$1,217,380

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(InThousand)
BALANCE AT BEGINNING OF PERIOD	$427,157	$386,761
Comprehensive income:
Net income	31,301	37,978
Other comprehensive income—Price risk management	—	—

Comprehensive Income	31,301	424,739

Dividend to parent company	(44,000)	(35,000)
Contribution from parent company	17,700	—

BALANCE AT END OF PERIOD	$432,158	$389,739

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,301	$37,978
Adjustments to reconcile net income to net cash provided by Operations:
Depreciation and amortization	23,227	22,438
Deferred income taxes	6,918	5,607
Allowance for equity funds used during construction	(2,171)	(88)
Changes in operating assets and liabilities:
Accounts receivable—gas transportation and other	(964)	1,364
Accounts payable and accrued liabilities	(8,945)	(268)
Net receivable/payable—affiliates, income taxes and other	549	31,607
Accrued taxes, other than income	(165)	(180)
Inventory	(785)	3,752
Other working capital	1,858	3,090
Regulatory accruals	3,803	3,014
Other—net	(2,179)	311

Net cash provided by operating activities	52,447	108,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(39,899)	(18,859)
Note receivable—parent	75,000	—
Allowance for borrowed funds used during construction	(1,473)	(64)

Net cash provided by (used in) investing activities	33,628	(18,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(287,000)	(92,000)
Long-term debt issued, net of issuance costs	302,000	44,729
Cash dividends paid to parent	(44,000)	(35,000)
Equity contribution from parent	17,700	—

Net cash used in financing activities	(11,300)	(82,271)

NET CHANGE IN CASH AND EQUIVALENTS	74,775	7,431
CASH AND CASH EQUIVALENTS AT JANUARY 1	3,667	2,528

CASH AND CASH EQUIVALENTS AT JUNE 30	$78,442	$9,959

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$17,253	$18,437
Income taxes	$12,515	$20

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

Significant Accounting Policies

Accounting for Goodwill and Other Intangible Assets

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

Accounting for Impairment or Disposal of Long-Lived Assets

On January 1, 2002, PG&E GTN adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” but retains the fundamental provision for recognizing and measuring impairment of long-lived assets to be held and used. This Standard also requires that all long-lived assets to be disposed of by sale are carried at the lower of carrying amount or fair value less cost to sell, and that depreciation should cease to be recorded on such assets. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, superceding previous guidance for discontinued operations of business segments.The adoption of the Statement did not have any impact on the consolidated financial statements of PG&E GTN.

PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The earnings impact of adopting SFAS No. 133, as amended, on January 1, 2001 was immaterial. The effect on other comprehensive income was a decrease of $5.0 million related to hedging certain negotiated rate transportation contracts. See “Note 3: Price Risk Management Activities,” below for a further discussion of the hedging activities.

Related Party Transactions

On October 26, 2000, PG&E GTN loaned $75.0 million to PG&E Corporation pursuant to a promissory note bearing a floating interest rate tied to PG&E Corporation’s external borrowing rate. The loan was payable upon demand but had been recorded under non-current assets and shown as a Note receivable—parent company on the Consolidated Balance Sheets, which reflected PG&E GTN’s expectations about the timing of repayment. In June, 2002 PG&E Corporation repaid the loan with accrued interest. During 2002, PG&E GTN accrued interest income on the loan at an average interest rate of 7.6 percent.

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

PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

PG&E GTN had been authorized by its Board of Directors to execute and deliver guarantees to support obligations of PG&E Energy Trading Holdings Corporation, a wholly owned subsidiary of PG&E NEG, in an aggregate amount not to exceed $2.0 billion and to support the obligations of North Baja Pipeline, LLC, a wholly owned pipeline subsidiary of PG&E NEG, in an amount not to exceed $146 million. In April 2002, the Board of Directors modified authorizations regarding guarantees to reduce the amount of guarantees that can be outstanding on behalf of PG&E NEG subsidiaries to an aggregate maximum of $900 million.

At June 30, 2002 and December 31, 2001 guarantees, on behalf of PG&E NEG subsidiaries other than North Baja Pipeline, LLC, with a face value of $614.8 million and $985.4 million, respectively, were outstanding, with an overall net exposure of $60.7 million and $28.9 million, respectively, on the transactions supported by the guarantees. The net exposure is comprised of the amount of outstanding guarantees directly supporting underlying transactions, net of offsetting positions, cash, and other collateral. Also, at June 30, 2002 and December 31, 2001, a total of $13 million and $47 million, respectively, of guarantees were outstanding on behalf of North Baja Pipeline, LLC.

During the three-month periods ended June 30, 2002 and 2001, PG&E GTN provided transportation services to the Utility and its affiliates in the normal course of business which accounted for approximately $10.8 million, or 20 percent, and $10.2 million, or 16 percent, respectively, of PG&E GTN’s transportation revenues. For the six-month periods ended June 30, 2002 and 2001, PG&E GTN provided transportation services to the Utility and its affiliates in the normal course of business which accounted for approximately $22.3 million, or 20 percent, and $19.0 million, or 15 percent, respectively, of PG&E GTN’s transportation revenues. The lower percentages in 2001 reflect higher overall revenues that year combined with lower revenues from the Utility due to its release of capacity to other shippers early in 2001.

NOTE 2:     RELATIONSHIP WITH PG&E CORPORATION AND THE CALIFORNIA ELECTRIC INDUSTRY

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

GTN Holdings LLC’s charter requires unanimous approval of its Board of Control, including at least one independent director, before it can (a) consolidate or merge with any entity, (b) transfer substantially all of its assets to any entity, or (c) institute or consent to bankruptcy, insolvency, or similar proceedings or actions. GTN Holdings LLC may not declare or pay dividends unless the Board of Control has unanimously approved such action and GTN Holdings LLC, on a consolidated basis with PG&E GTN, meets specified financial requirements. After the restructuring was completed, two independent rating agencies, Standard & Poors and Moody’s Investor Services, reaffirmed investment grade ratings for PG&E GTN and issued investment grade ratings for PG&E NEG. On July 31, 2002, Standard & Poors downgraded PG&E NEG to BB+ and CreditWatch with negative implications from BBB/stable.

PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The Utility and PG&E Corporation have filed a proposed plan of reorganization for the Utility that entails separating the Utility into four distinct businesses. The proposed plan of reorganization does not directly affect the Company or any of its subsidiaries, except that the Company has reached an agreement to sell to a subsidiary of the Utility approximately 2.66 miles of 42-inch and 36-inch mainline pipe from the Company’s southernmost meter station to the California border, and has filed an application with the Federal Energy Regulatory Commission (FERC or Commission) requesting approval to effectuate the sale. This sale is conditioned on the confirmation of the reorganization plan by the Bankruptcy Court and approval by FERC of the Utility’s application to acquire, and PG&E GTN’s related application to abandon, the facilities. The facilities will be priced at the Company’s net book value for that portion of pipe at the time the transaction closes. The proposed plan is subject to confirmation by the Bankruptcy Court. In addition, before the plan can become effective, various regulatory approvals must be obtained and certain other conditions must be satisfied.

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

PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The earnings impact of adopting SFAS No. 133, as amended, on January 1, 2001 was immaterial. The effect on other comprehensive income was a decrease of $5.0 million. Through June 30, 2001, PG&E GTN recorded $3.4 million of pre-tax ($2.1 million after tax) swap losses reported as an offset against gas transportation revenues. As of June 30, 2001, due to the execution of new contracts which exactly offset the remaining initial basis swap arrangements, GTN had reflected no remaining other comprehensive income. All 2001 unrealized losses were amortized to income in 2001 as they were realized. At June 30, 2002, there are no cash flow hedges recorded in relation to SFAS No. 133.

The schedule below summarizes the activities affecting accumulated other comprehensive income (loss) from derivative instruments:

	Six Months Ended June 30,
	2002	2001
	(In Millions)
Beginning Accumulated other comprehensive income (loss) from SFAS No. 133 transition adjustments at January 1, 2001	$—	$(5.0)
Net change of current period hedging transactions gain (loss)	—	2.9
Net reclassification to earnings	—	2.1

Ending Accumulated other comprehensive income (loss)	$—	$—

NOTE 4:     DEBT FINANCING

On May 2, 2002, PG&E GTN entered into a three-year $125 million corporate credit facility pursuant to a credit agreement dated as of May 2, 2002 (Credit Agreement) to replace (1) the then existing $100 million revolving credit agreement which was due to expire on May 30, 2002, and (2) the promissory agreement and note with PG&E NEG, which was correspondingly terminated.

At June 30, 2002, there were no outstanding borrowings under the Credit Agreement. At December 31, 2001, PG&E GTN had classified its borrowings under the revolving credit agreement as long-term debt as the Company intended to refinance such borrowing with the promissory note with NEG or the new three-year revolving credit agreement.

On June 6, 2002, PG&E GTN issued $100 million of 6.62% Senior Notes due June 6, 2012 pursuant to a Note Purchase Agreement dated June 6, 2002 (Note Purchase Agreement). Proceeds were used to repay $90 million of debt under the Credit Agreement, and the balance retained to meet general corporate needs. A commitment from a financial institution for a back-up 364-day bank facility, obtained in the event PG&E GTN had decided to postpone such long-term financing, was correspondingly terminated.

The Credit Agreement and the Note Purchase Agreement contain a covenant which limits total debt to 70 percent of total capitalization. At June 30, 2002, the total debt to total capitalization ratio, as defined in the agreements, was 55 percent and PG&E GTN was in compliance with all terms and conditions of its debt agreements.

PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

•	the extent and timing of generating, pipeline, and storage capacity expansion and retirements by others;

•	future sales levels, and general economic and financial market conditions and changes in interest rates;

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

•
PG&E GTN’s ability to obtain financing for PG&E GTN and its subsidiaries’ planned development projects and related equipment purchases and to refinance PG&E GTN and its subsidiaries’ existing indebtedness as it matures, in each case, on reasonable terms while preserving PG&E GTN’s credit quality; which ability could be negatively affected by conditions in the general economy or the energy or capital markets;

•	the impact on PG&E GTN of a loss of confidence in the energy industry;

•	the ability of PG&E GTN’s counterparties to satisfy their financial commitments to PG&E GTN and the impact of counterparties’ nonperformance on PG&E GTN’s liquidity position;

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

•	changes in or application of federal, state, and local laws and regulations to which PG&E GTN and its subsidiaries and the projects in which PG&E GTN invests are subject;

•	changes in or application of Canadian laws, regulations, and policies which may impact PG&E GTN and its subsidiaries;

•	the continuing ability of existing customers to meet their financial obligations;

•	the financial condition of affiliates for whom PG&E GTN has provided credit support; and

•	the outcome of pending or future litigation and environmental matters.

Although PG&E GTN believes that the expectations reflected in the forward-looking statements are reasonable, PG&E GTN cannot guarantee future results, events, levels of activity, performance, or achievements.

LIQUIDITY AND FINANCIAL RESOURCES

Sources of Capital—The Company’s capital requirements are funded from cash provided by operations and, to the extent necessary, external financing and capital contributions from its parent company. PG&E GTN has paid dividends as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures, and maintaining appropriate cash balances. PG&E Corporation and PG&E NEG completed a corporate restructuring that involved the use or creation of limited liability companies as intermediate owners between a parent and its subsidiaries. For more information on these corporate actions, see “Note 2: Relationship with PG&E Corporation and the California Electric Industry” included in “Item 1. Notes to Consolidated Financial Statements,” above. As a result of these actions, GTN Holdings LLC, PG&E GTN’s immediate parent, may not declare or pay dividends unless its Board of Control (including at least one independent director) has unanimously approved such dividends, and GTN Holdings LLC, on a consolidated basis with PG&E GTN, maintains a debt coverage ratio of not less than 2.25:1 and a leverage ratio of not greater than 0.70:1 after giving effect to the dividend, or an investment grade credit rating.

Net Cash Provided by Operating Activities—For the six months ended June 30, 2002, net cash provided by operating activities was $52.4 million, compared with $108.6 million for the same period in 2001. The $56.2 million decrease was due to a number of factors, including the payment of income taxes to PG&E GTN’s parent in 2002, which was not done in the first half of 2001, lower net income in 2002, and changes in the balances of certain operating assets and liabilities.

Net Cash Provided by (Used in) Investing Activities—For the six months ended June 30, 2002, net cash provided by investing activities was $33.6 million. During the same six months ended 2001, net cash used in investing activities was $18.9 million. The 2002 total reflects the repayment by PG&E Corporation of the $75 million note receivable partially offset by higher construction expenditures which have occurred in 2002. See “Future Expansion and Business Development” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below for a further discussion of investing activities.

Net Cash Used in Financing Activities—For the six months ended June 30, 2002, net cash used in financing activities was $11.3 million reflecting $44.0 million of dividends to parent, partially offset by $17.7 million equity contributions and $15.0 million net borrowing of long-term debt. For the six months ended June 30, 2001, cash used in financing activities was $82.3 million, reflecting a reduction in long-term debt and the payment of cash dividends to parent. See “Note 4: Debt Financing” included in “Item 1. Notes to Consolidated Financial Statements,” above for a further discussion of financing activities.

PG&E GTN believes that it will have the ability to fully finance its operations and construction activities and to comply with all of the terms of its existing debt covenants not withstanding the financial situation or rating changes of any of its affiliates. PG&E GTN has retained its stand-alone investment grade rating. On July 31, 2002, S&P reduced PG&E GTN’s credit rating to BBB+ and CreditWatch with negative implications from A-/stable. S&P’s ratings action was taken due to S&P’s policy of not rating any subsidiary more than three notches above its parent company. Also on July 31, 2002, S&P downgraded PG&E NEG to BB+ and CreditWatch with negative implications from BBB/stable. S&P’s ratings action will increase PG&E GTN’s costs to borrow money under its Credit Agreement which currently has no outstanding borrowings. Management has determined that such an increase will not have a material impact on its financial condition or results of operations.

RISK MANAGEMENT ACTIVITIES

PG&E Corporation and PG&E NEG have established officer-level risk policy and risk management committees. The PG&E NEG risk management policies are applicable to PG&E GTN. PG&E GTN may only engage in the use of derivatives in accordance with policies established by the Risk Management Committees of PG&E Corporation and PG&E NEG. PG&E NEG measures its commodity price risk exposure using value-at-risk and other methodologies that simulate future price movement in the energy markets to estimate the size and probability of future potential losses. Market risk is quantified using the variance/co-variance value-at-risk model that provides a consistent measure of risk across diverse energy markets and products. The use of this methodology requires a number of important assumptions, including the selections of confidence level for losses, volatility of prices, market liquidity, and holding period.

Credit Risk—Credit risk is the risk of loss that PG&E GTN would incur if counterparties fail to perform their contractual obligations. PG&E GTN conducts business primarily with customers in the energy industry, and this concentration of counterparties may impact the overall exposure to credit risk in that its counterparties may be similarly affected by changes in economic, regulatory, or other conditions. PG&E GTN mitigates potential credit losses in accordance with established credit approval practices and limits by conducting business primarily with creditworthy counterparties (counterparties considered investment grade or higher). PG&E GTN reviews credit exposure to each counterparty monthly or on an event driven basis. To be considered creditworthy for firm transportation, counterparties must have BBB S&P equivalent rating or higher, or provide assurances either in the form of cash, a guarantee from a BBB or better entity, or a standby letter of credit. For creditworthy shippers, PG&E GTN will extend limited credit based on a shipper’s financials or on the financials of a guarantor.

On December 2, 2001, Enron Corporation and certain subsidiaries that were then shippers on PG&E GTN’s system, including Enron Energy Services and Enron North America (collectively referred to as “Enron”), filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. During the six months ended June 30, 2002, 20,000 Dth per day of capacity held by Enron was assigned to third parties. Enron’s remaining firm transportation contracts with a capacity of 10,099 Dth per day expiring on October 31, 2002 and 42,500 Dth per day expiring on October 31, 2008 were terminated effective April 11, 2002 pursuant to an order of the Enron Bankruptcy Judge. PG&E GTN has now remarketed this capacity on a short-term basis and anticipates that it will remarket the capacity on a long-term basis in the future. At June 30, 2002, PG&E GTN had an unpaid receivable from Enron of approximately $3.5 million and has recorded a reserve of $1.4 million against such receivable representing the amount that may not be collectible. PG&E GTN believes that its exposure to Enron will not have a material impact on its financial condition or results of operations.

RESULTS OF OPERATIONS

Selected operating results and other data are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In Millions)		(In Millions)
Operating revenues	$54.1	$63.7	$112.6	$128.6
Operating expenses	25.2	27.5	50.9	52.1

Operating income	28.9	36.2	61.7	76.5
Other income and (income deductions), net	2.7	3.3	5.2	5.1
Net interest expense	8.6	9.4	17.0	19.5

Income before taxes	23.0	30.1	49.9	62.1
Income tax expense	8.5	11.6	18.6	24.1

Net Income	$14.5	$18.5	$31.3	$38.0

Net Income—For the three- and six-month periods ended June 30, 2002, net income decreased $4.0 million and $6.7 million, respectively, compared to the same periods in 2001. The decreases in net income resulted primarily from lower operating revenues as noted below.

Operating Revenues—Operating revenues for the three- and six-month periods ended June 30, 2002 decreased $9.6 million and $16.0 million, respectively, compared to the same periods in 2001. The decreases resulted from weak pricing fundamentals on gas transportation to the California and Pacific Northwest gas markets compared to the same periods in 2001.

Operating Expenses—The components of total operating expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2002	2001	2002	2001
	(In Millions)		(In Millions)
Administrative and general	$7.6	$9.9	$15.5	$16.1
Operations and maintenance	3.8	4.3	7.5	9.1
Depreciation and amortization	11.2	10.4	22.4	20.8
Property and other taxes	2.6	2.9	5.5	6.1

Total operating expenses	$25.2	$27.5	$50.9	$52.1

For the three-and six-month periods ended June 30, 2002, compared with the same period in 2001, operating expenses decreased $2.3 million and $1.2 million, respectively. The lower administrative and general expenses in the three months ended June 30, 2002 are primarily reflective of the timing of certain allocated charges from PG&E NEG to PG&E GTN during the comparable period of 2001. Operations and maintenance expense decreased $1.6 million during the six months ended June 30, 2002 compared to the same period in 2001 related to a reduction in compressor overhaul activity. The reduction in property and other taxes during 2002 compared to 2001 are primarily the result of lower Washington compressor fuel use tax which is based on the indexed price of natural gas. Offsetting these decreases was an increase in depreciation and amortization expense related to the placement in service of a portion of the 2002 expansion project and the accelerated amortization of computer software which will be replaced before the end of its originally estimated useful life.

Other income and (income deductions)—The decrease in other income for the three months ended June 30, 2002 is primarily due to the loss of rental income which was present in 2001 and higher interest income in 2001. Additional Allowance for Funds Used During Construction (AFUDC) recorded in the current year as a result of significantly higher levels of construction work in process existing in 2002 when compared to the prior year, partially offsets the year-to-year decreases.

Interest Expense—Interest expense for the three- and six-month periods ended June 30, 2002 was $0.8 and $2.5 million less, respectively, than interest expense for the same periods in 2001. The reduction of interest expense is primarily due to higher AFUDC credits in 2002, the absense of interest on the capital lease which was disposed of in late 2001, and lower average rates, partially offset by higher debt balances (excluding the capital lease obligations). For the three months ended June 30, 2002, and 2001, the average interest rate was approximately 7.1 percent and 7.5 percent, respectively, while the average balance of debt outstanding (excluding capital lease obligations) was $533 million and $479 million, respectively. For the six months ended June 30, 2002 and 2001, the average interest rate was approximately 6.9 percent and 7.5 percent, while the average balance of long-term debt (excluding capital lease obligations) outstanding was $533 million and $495 million, respectively.

FUTURE EXPANSION AND BUSINESS DEVELOPMENT

PG&E GTN is in the process of completing its 2002 Expansion Project, which, when completed, will expand its system by approximately 217 MMcf per day. Approximately 40 MMcf per day of that expansion capacity was placed in service in November 2001 and the remaining capacity is expected to be placed in service by the end of 2002. The total cost of the expansion is estimated to be $122 million, of which $118 million has been spent through June 30, 2002. In addition, the FERC has issued a preliminary determination on non-environmental matters authorizing PG&E GTN to complete a second expansion of approximately 150 MMcf per day of additional capacity, at a cost of approximately $111 million of which approximately $5 million has been spent through June 30, 2002. PG&E GTN is evaluating plans for the timing of the second expansion and may defer its construction. PG&E GTN expects to fund these expansions from cash provided by operations, external financing, and capital contributions from PG&E NEG.

PG&E GTN regularly solicits expressions of interest for the acquisition or development of additional pipeline capacity and may develop additional firm transportation capacity as sufficient demand is demonstrated. PG&E GTN has initiated a preliminary assessments of lateral pipelines that would originate on the PG&E GTN mainline system and would extend to metropolitan areas in the Pacific Northwest.

CRITICAL ACCOUNTING POLICIES—ACCOUNTING FOR THE EFFECTS OF REGULATION

PG&E GTN accounts for the financial effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” As a result of applying the provisions of SFAS No. 71, PG&E GTN has accumulated approximately $36.6 million of regulatory assets and $14.6 million of regulatory liabilities as of June 30, 2002.

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

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

In August 2001, the Financial Accounting Statements Board (FASB) issued Statement of Financial Accounting Statements (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This Statement is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 provides accounting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. PG&E GTN is currently evaluating the impact of SFAS No. 143 on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria under accounting principles generally accepted in the United States of America for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The Statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this Statement has no immediate effect on PG&E GTN’s consolidated financial statements. PG&E GTN will apply this guidance prospectively.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

See “Risk Management Activities” included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above.

PART II:    OTHER INFORMATION

Item 1.     Legal Proceedings

Natural Gas Royalties Complaint—See “Legal Matters” in “Note 5: Commitments and Contingencies” in Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements,” above.

PG&E Gas Transmission, Northwest Corporation, FERC Docket Nos. RP99-518-019; RP99-518-020; RP99-518-021; RP99-518-022—Between March 1, 2001 and June 1, 2001, PG&E GTN entered into ten contracts with eight different shippers under which the shippers agreed to pay a negotiated rate for service based on the differentials between spot market gas prices at various points on PG&E GTN’s system. In accordance with procedures established by FERC, PG&E GTN filed Tariff sheets with the Commission outlining the specific transactions. In a series of orders, FERC accepted each of these filings, allowed PG&E GTN to place the negotiated rates into effect, but set the rates subject to refund. On January 28, 2002, PG&E GTN submitted an Offer of Settlement in this proceeding, which does not propose a refund of any revenue collected by PG&E GTN. FERC staff filed comments in support of the Offer of Settlement, and the CPUC filed comments opposed to the Offer of Settlement. Both PG&E GTN and FERC staff filed reply comments in opposition to the CPUC’s comments and urged the Administrative Law Judge (ALJ) to certify the Offer of Settlement to the Commission. On April 4, 2002, the ALJ certified the Offer of Settlement to the Commission.

At the conclusion of these proceedings, FERC may require PG&E GTN to refund revenues received under some or all of these contracts in excess of revenues that would have been received under PG&E GTN’s recourse tariff rate. The total amount of potential refunds as of June 30, 2002, is approximately $10.2 million (including interest). PG&E GTN does not expect that the ultimate outcome of this matter will have a material adverse effect on its financial condition or results of operations.

Item 5.     Other Information

PG&E Gas Transmission, Northwest Corporation’s earnings to fixed charges ratio for the six months ended June 30, 2002 was 3.7:1. The statement of the foregoing ratio, together with the statement of the computation of the foregoing ratio filed as Exhibit 12 hereto, is included herein for the purpose of incorporating such information and exhibit into Registration Statement No. 33-91048 relating to PG&E GTN’s debt outstanding.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit 12—Computation of Ratio of Earnings to Fixed Charges.

Exhibit 99.1—Certification of Principal Executive Officer or Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, dated July 31, 2002.

Exhibit 99.2—Certification of Principal Executive Officer or Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, dated July 31, 2002.

(b)  Reports on Form 8-K issued during the quarter ended June 30, 2002, and through the date hereof:

1.  May 8, 2002

 Item 5. Other Events—PG&E GTN entered into a new three-year $125 million corporate revolving credit facility.

 Item 7.  Financial Statements and Exhibits—Credit Agreement dated May 2, 2002.

2.  June 13, 2002

 Item 5.  Other Events—PG&E GTN entered into a ten-year $100 million private debt financing.

 Item 7.  Financial Statements and Exhibits—Form of Note Purchase Agreement dated June 6, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PG&E GAS TRANSMISSION, NORTHWEST CORPORATION (Registrant)

By:	/s/ THOMAS B. KING
Thomas B. King President and Chief Operating Officer
August 2, 2002

By:	/s/ THOMAS E. LEGRO
Thomas E. Legro Vice President and Controller
August 2, 2002

EXHIBIT INDEX

Exhibit No.:	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

99.1	Certification of Principal Executive Officer or Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, dated July 31, 2002.

99.2	Certification of Principal Executive Officer or Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, dated July 31, 2002.