Form 10-Q
period 2002-09-30
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 2002-11-13
CIK 75491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2002.

1,000 shares of common stock no par value. (All shares are owned by GTN Holdings LLC.)

Registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I:    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

Statements of Consolidated Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2002	2001	2002	2001

OPERATING REVENUES:
Gas transportation	$46,442	$46,056	$136,648	$155,521
Gas transportation for affiliates	10,716	11,203	33,049	30,241
Other	4,675	47	4,773	144

Total operating revenues	61,833	57,306	174,470	185,906

OPERATING EXPENSES:
Administrative and general	7,841	9,133	23,304	25,302
Operations and maintenance	4,093	5,167	11,636	14,253
Depreciation and amortization	11,191	10,506	33,607	31,265
Property and other taxes	2,602	2,664	8,050	8,793

Total operating expenses	25,727	27,470	76,597	79,613

OPERATING INCOME	36,106	29,836	97,873	106,293

OTHER INCOME:
Allowance for equity funds used during construction	1,463	262	3,634	350
Interest income	428	1,626	3,487	5,156
Other—net	112	441	56	1,979

Total other income	2,003	2,329	7,177	7,485

INTEREST EXPENSE:
Interest on long-term debt	9,853	8,858	28,152	27,395
Allowance for borrowed funds used during construction	(1,080)	(255)	(2,554)	(319)
Other interest charges	89	482	264	1,528

Net interest expense	8,862	9,085	25,862	28,604

INCOME BEFORE INCOME TAXES	29,247	23,080	79,188	85,174

INCOME TAX EXPENSE	10,823	4,669	29,463	28,785

NET INCOME	$18,424	$18,411	$49,725	$56,389

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheets
(Unaudited)

ASSETS
(In Thousands)	September 30, 2002	December 31, 2001

PROPERTY, PLANT and EQUIPMENT:
Property, plant and equipment in service	$1,575,090	$1,566,796
Accumulated depreciation and amortization	(608,673)	(578,517)

Net plant in service	966,417	988,279
Construction work in progress	110,719	67,487

Total property, plant and equipment—net	1,077,136	1,055,766

CURRENT ASSETS:
Cash and cash equivalents	8,127	3,667
Accounts receivable—gas transportation (net of allowance for doubtful accounts of $1,406 in each period)	17,706	15,892
Accounts receivable—transportation imbalances and fuel	1,538	2,286
Accounts receivable—affiliated companies	8,794	10,536
Notes receivable—affiliates	64,000	—
Inventories (at average cost)	7,835	7,697
Prepayments and other current assets	1,437	5,167

Total current assets	109,437	45,245

OTHER NON-CURRENT ASSETS:
Note receivable—parent	—	75,000
Income tax related regulatory assets	26,644	24,912
Deferred charge on reacquired debt	7,932	8,835
Unamortized debt expense	3,626	2,725
Other regulatory assets	2,541	2,315
Other	2,826	2,582

Total other non-current assets	43,569	116,369

TOTAL ASSETS	$1,230,142	$1,217,380

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheets
(Unaudited)

CAPITALIZATION AND LIABILITIES

(In Thousands)	September 30, 2002	December 31, 2001

CAPITALIZATION:
Common stock—no par value, 1,000 shares authorized, issued and outstanding	$85,474	$85,474
Additional paid-in capital	245,417	227,717
Reinvested earnings	119,691	113,966

Total common stock equity	450,582	427,157
Long-term debt	497,976	488,892

Total capitalization	948,558	916,049

CURRENT LIABILITIES:
Long-term debt—current portion	6,000	33,000
Accounts payable	12,570	29,475
Accounts payable to affiliates	19,542	16,029
Accrued interest	10,411	3,633
Accrued liabilities	2,185	3,570
Accrued taxes	3,258	1,093

Total current liabilities	53,966	86,800

NON-CURRENT LIABILITIES:
Deferred income taxes	213,161	202,467
Other	14,457	12,064

Total non-current liabilities	227,618	214,531

COMMITMENTS and CONTINGENCIES (Note 6)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$1,230,142	$1,217,380

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Statements of Consolidated Common Stock Equity
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2002	2001

BALANCE AT BEGINNING OF PERIOD	$427,157	$386,761
Comprehensive income:
Net income	49,725	56,389
Other comprehensive income—Price risk management	—	—

Comprehensive Income	49,725	56,389

Dividend to parent company	(44,000)	(52,500)
Contribution from parent company	17,700	—

BALANCE AT END OF PERIOD	$450,582	$390,650

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Statements of Consolidated Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,725	$56,389
Adjustments to reconcile net income to net cash provided by
Operations:
Depreciation and amortization	34,818	33,490
Deferred income taxes	10,694	7,903
Allowance for equity funds used during construction	(3,634)	(350)
Changes in operating assets and liabilities:
Accounts receivable—gas transportation and other	(1,066)	2,283
Accounts payable and accrued liabilities	(11,512)	15,671
Net receivable/payable—affiliates, income taxes and other	5,255	34,236
Accrued taxes, other than income	2,165	2,098
Inventory	(138)	3,163
Other working capital	3,730	2,996
Regulatory accruals	2,002	1,184
Other—net	(2,942)	341

Net cash provided by operating activities	89,097	159,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(48,783)	(44,298)
Note receivable—parent	75,000	—
Note receivable—affiliated company	(64,000)	—
Allowance for borrowed funds used during construction	(2,554)	(319)

Net cash used in investing activities	(40,337)	(44,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(320,000)	(107,402)
Long-term debt issued, net of issuance costs	302,000	43,997
Cash dividends paid to parent	(44,000)	(52,500)
Equity contribution from parent	17,700	—

Net cash used in financing activities	(44,300)	(115,905)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,460	(1,118)

CASH AND CASH EQUIVALENTS AT JANUARY 1	3,667	2,528

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$8,127	$1,410

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$19,965	$20,458
Income taxes	$16,465	$85

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

The accompanying unaudited consolidated financial statements and information disclosed in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and its other reports filed with the Securities and Exchange Commission since the Annual Report on Form 10-K was filed.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. Intercompany accounts and transactions have been eliminated. Prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2002 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Significant Accounting Policies

Except as disclosed below, PG&E GTN is following the same accounting principles discussed in the 2001 Annual Report on Form 10-K.

Accounting for Impairment or Disposal of Long-Lived Assets

On January 1, 2002, PG&E GTN adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” but retains the fundamental provision for recognizing and measuring impairment of long-lived assets to be held and used. This Statement also requires that all long-lived assets to be disposed of by sale are carried at the lower of carrying amount or fair value less cost to sell, and that depreciation should cease to be recorded on such assets. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, superseding previous guidance for discontinued operations of business segments. The adoption of the Statement did not have any impact on the consolidated financial statements of PG&E GTN.

Accounting for Gains and Losses on Debt Extinguishment and Certain Lease Modifications

On July 1, 2002, PG&E GTN adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria under accounting principles generally accepted in the United States of America for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. Adoption of this Statement did not have any impact on PG&E GTN’s consolidated financial statements.

Accounting for Goodwill and Other Intangible Assets

On January 1, 2002 PG&E GTN adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement eliminates the amortization of goodwill, and requires that goodwill be reviewed at least annually for impairment. This Statement also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. Adoption of this Statement did not require any adjustments to be made to the useful lives of existing intangible assets and no reclassifications of intangible assets to goodwill were necessary. Implementation of this Statement did not have any impact on the consolidated financial statements of PG&E GTN.

Accounting for Price Risk Management Activities

PG&E GTN adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138, on January 1, 2001. This Statement requires the recognition of all derivatives, as defined in the Statement, on the balance sheet at fair value. Effective January 1, 2001, derivatives are classified as price risk management assets and liabilities. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or are recognized in other comprehensive income, a component of shareholder’s equity, until the hedged items are recognized in earnings.

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

PG&E GTN has contracts for the transportation of natural gas transacted in the normal course of business. These transportation service contracts have been determined to be exempt from the requirements of SFAS No. 133, and will, therefore, not be reflected on the Consolidated Balance Sheets at fair value.

The earnings impact of adopting SFAS No. 133, as amended, on January 1, 2001 was immaterial. The effect on other comprehensive income was a decrease of $5.0 million related to hedging certain negotiated rate transportation contracts. See “Note 4: Price Risk Management,” below for a further discussion of the hedging activities.

Related Party Transactions

During the three-month periods ended September 30, 2002 and 2001, PG&E GTN provided transportation services to the Utility and its affiliates in the normal course of business which accounted for approximately $10.7 million, or 19 percent, and $11.2 million, or 20 percent, respectively, of PG&E GTN’s transportation revenues. For the nine-month periods ended September 30, 2002 and 2001, PG&E GTN provided transportation services to the Utility and its affiliates in the normal course of business which accounted for approximately $33.0 million, or 19 percent, and $30.2 million, or 16 percent, respectively, of PG&E GTN’s transportation revenues.

PG&E GTN is charged by PG&E Corporation, PG&E NEG, PG&E GTS, and other affiliates for services, such as legal, tax, treasury, human resources, and other administrative functions, and for other costs incurred on PG&E GTN’s behalf, including employee benefit costs, insurance, and other related costs. The charges for these costs are based on direct assignment to the extent practicable or by using allocation methods that PG&E GTN believes are reasonable reflections of the utilization of services provided to or for the benefits received by PG&E GTN.

On January 1, 2002, PG&E GTN entered into a management services agreement with PG&E GTS, a wholly owned subsidiary, under which PG&E GTS will provide all operations and management services previously performed internally by PG&E GTN. Pursuant to the terms of that agreement, PG&E GTN transferred to PG&E GTS, and PG&E GTS accepted assignment of, all employees and the management of all employment-related obligations for current employees. PG&E GTN will reimburse PG&E GTS for such services based on direct assignment to the extent practicable or by using allocation methods that are reasonable reflections of the utilization of services provided to or for the benefits received by PG&E GTN. PG&E GTS also has entered into a management services agreement to provide all management and operational services for North Baja Pipeline, LLC (NBP), a new interstate pipeline owned by PG&E NEG.

On October 26, 2000, PG&E GTN loaned $75.0 million to PG&E Corporation pursuant to a promissory note bearing a floating interest rate tied to PG&E Corporation’s external borrowing rate. The loan was payable upon demand but had been recorded under non-current assets and shown as a Note receivable – parent company on the Consolidated Balance Sheets, which reflected PG&E GTN’s expectations about the timing of repayment. In June, 2002 PG&E Corporation repaid the loan with accrued interest. During 2002, PG&E GTN accrued interest income on the loan at an average interest rate of 7.6 percent.

PG&E GTN had been authorized by its Board of Directors to execute and deliver guarantees to support obligations of PG&E Energy Trading Holdings Corporation (PG&E ET), a wholly owned subsidiary of PG&E NEG, in an aggregate amount not to exceed $900 million and to support the obligations of NBP, a wholly owned pipeline subsidiary of PG&E NEG, in an amount not to exceed $146 million. PG&E GTN and PG&E ET have terminated the arrangements pursuant to which PG&E and GTN has provided guarantees on behalf of PG&E ET in the past. Existing guarantees, which remain in effect, are described in the paragraphs which follow.

At September 30, 2002 and December 31, 2001 guarantees, on behalf of PG&E NEG subsidiaries other than NBP, with a face value of $641.8 million and $985.4 million, respectively, were outstanding, with an overall net exposure of $79.1 million and $28.9 million, respectively, on the transactions supported by the guarantees. The net exposure is comprised of the amount of outstanding guarantees directly supporting underlying transactions, net of offsetting positions, cash, and other collateral. At September 30, 2002 and December 31, 2001, a total of $13 million and $47 million, respectively, of guarantees were outstanding on behalf of NBP.

PG&E GTN has issued a guarantee of PG&E ET’s payment obligations under an 8-year tolling agreement with DTE Georgetown, LLC (DTE) in an amount not to exceed $24 million, which is included in the total guarantee amounts shown above. By letter dated October 14, 2002, DTE provided notice to PG&E ET that the downgrade of PG&E GTN’s credit rating (as described further in “Note 3: Liquidity and Financing Resources”, below) constituted a material adverse change under the tolling agreement between PG&E ET and DTE and that PG&E ET was required to post replacement security within ten days. By letter dated October 23, 2002, PG&E ET advised DTE that because there had not been a material adverse change with respect to PG&E GTN within the meaning of the tolling agreement, PG&E ET was not required to post replacement security. If PG&E ET was required to post replacement security and it failed to do so, DTE would have the right to terminate the tolling agreement and seek recovery of a termination payment. Determination of the termination payment is based on a formula that takes into account a number of factors including such market conditions as the price of power and the price of fuel. In the event of a dispute over the terms of the contract or the amount of any termination payment that the parties are unable to resolve by negotiation, the tolling agreement provides for mandatory arbitration, which could take as long as six months to more than a year to complete. To the extent that the results of such arbitration would require PG&E ET to pay damages, and PG&E ET does not do so, DTE may seek payment from PG&E GTN under the guarantee for an amount not to exceed $24 million.

PG&E GTN also has provided a secondary guarantee to PG&E Energy Trading—Power, L.P. (PGET), a subsidiary of PG&E ET, related to a tolling agreement between PGET and Liberty Electric Power, LLC (Liberty). PG&E NEG is the primary guarantor. The aggregate liability under these guarantees is $150 million, the face value of which is also included in the total shown above. Liberty has provided notice to PGET that the downgrade of PG&E NEG constituted a material adverse change under the tolling agreement requiring PG&E ET to post security in the amount of $150 million. PGET has not posted such security. Liberty has the right to terminate the agreement and seek recovery of a termination payment. Under the terms of these guarantees, Liberty must first proceed against PG&E NEG’s guarantee, and can only demand payment under PG&E GTN’s guarantee if (1) PG&E NEG is in bankruptcy or (2) Liberty has made a payment demand on PG&E NEG which remains unpaid five business days after the payment demand is made. In addition, PG&E ET has provided notices to Liberty of several breaches of the tolling agreement by Liberty and has advised Liberty that, unless cured, these breaches would constitute a default under the agreement. If these defaults remain uncured, PG&E ET has the right to terminate the agreement and seek recovery of a termination payment. Regardless of which counter-party is seeking recovery of the termination payment, determination of such payment is based on a formula that takes into account a number of factors including such market conditions as the price of power and the price of fuel. In the event of a dispute over the amount of any termination payment that the parties are unable to resolve by negotiation, the tolling agreement provides for mandatory arbitration. The dispute resolution process could take as long as six months to more than a year to complete. Management cannot predict whether PG&E GTN will become directly liable under this guarantee. If PG&E GTN becomes directly liable under the guarantee for this tolling agreement, such liability could have a material adverse effect on its financial condition, results of operations, or cash flows.

On September 24, 2002, PG&E GTN loaned $64 million to NBP, a wholly owned subsidiary of PG&E NEG, pursuant to a promissory note bearing a floating interest rate tied to the London interbank borrowing rate (LIBOR) as quoted the day of the borrowing for such loan period, plus 450 basis points. The loan agreement provides for further advances from PG&E GTN to NBP for an amount not to exceed $75 million. As of November 11, 2002, the balance was $73 million. The loan is payable upon demand and has been recorded under current assets and shown as a Note receivable—affiliated company on the Consolidated Balance Sheets, which reflects PG&E GTN’s expectations about the timing of repayment.

PG&E GTN is evaluating the purchase of all or part of NBP from PG&E NEG. If this transaction proceeds, PG&E GTN may fund some or all the acquisition and remaining development costs through the forgiveness of the $73 million outstanding balance on the loan to NBP and through internally generated cash and its available line of credit. NBP owns and operates a new Federal Energy Regulator Commission (FERC)-regulated interstate pipeline system located in the states of Arizona and California. The system is in the final stages of construction and will consist of approximately 80 miles of pipe that began commercial operation on September 1, 2002 and 25,000 horsepower of compression facilities which are expected to be completed by the end of 2002. As of September 30, 2002, PG&E NEG has spent approximately $137 million to construct this project. Total costs of the project when fully complete will be approximately $156 million. PG&E GTN believes acquisition of NBP would be accretive to earnings in 2003.

NOTE 2:  RELATIONSHIP WITH PG&E CORPORATION

In December 2000, and January and February 2001, PG&E Corporation and PG&E NEG completed a corporate restructuring that involved the use or creation of limited liability companies (LLCs) as intermediate owners between a parent company and its subsidiaries. The LLCs include among others, GTN Holdings LLC which owns 100 percent of the stock of PG&E GTN. In addition, PG&E NEG’s organizational documents were modified to include the same structural elements as the LLCs.

GTN Holdings LLC’s charter requires unanimous approval of its Board of Control, including at least one independent director, before it can (a) consolidate or merge with any entity, (b) transfer substantially all of its assets to any entity, or (c) institute or consent to bankruptcy, insolvency, or similar proceedings or actions. GTN Holdings LLC may not declare or pay dividends unless the Board of Control has unanimously approved such action and GTN Holdings LLC, on a consolidated basis with PG&E GTN, meets specified financial requirements. After the restructuring was completed, two independent rating agencies, Standard & Poors (S&P) and Moody’s Investor Services (Moody’s), reaffirmed investment grade ratings for PG&E GTN and issued investment grade ratings for PG&E NEG. (See “Note 3: Liquidity and Financing Resources”, below for current credit ratings.)

On April 6, 2001, the Utility filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California (Bankruptcy Court). Pursuant to Chapter 11 of the U.S. Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court.

Management believes that the Company would not be substantively consolidated with PG&E Corporation in any insolvency or bankruptcy proceeding involving PG&E Corporation or the Utility.

The Utility and PG&E Corporation have jointly filed a proposed plan of reorganization for the Utility that entails separating the Utility into four distinct businesses. The proposed plan of reorganization does not directly affect the Company or any of its subsidiaries, except that the Company has reached an agreement to sell to a subsidiary of the Utility approximately 2.66 miles of 42-inch and 36-inch mainline pipe from the Company’s southernmost meter station to the California border, and has filed an application with the Federal Energy Regulatory Commission (FERC or Commission) requesting approval to effectuate the sale. This sale is conditioned on the confirmation of the reorganization plan by the Bankruptcy Court and approval by FERC of the Utility’s application to acquire, and PG&E GTN’s related application to abandon, the facilities. The facilities will be priced at the Company’s net book value for that portion of pipe at the time the transaction closes. The proposed plan is subject to confirmation by the Bankruptcy Court. In addition, before the plan can become effective, various regulatory approvals must be obtained and certain other conditions must be satisfied.

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

NOTE 3:  LIQUIDITY AND FINANCING RESOURCES

Credit Ratings

On July 31, 2002, S&P downgraded PG&E NEG to BB+ and CreditWatch with negative implications from BBB/stable. On October 11, 2002, S&P downgraded the senior unsecured debt ratings of PG&E NEG and several of its subsidiaries, including PG&E GTN. S&P downgraded the senior unsecured debt of PG&E NEG to B- from BB+ and downgraded the senior debt of PG&E GTN to BB- from BBB+. The ratings on each of these companies remained on CreditWatch with negative implications.

S&P lowered PG&E GTN’s rating to below investment grade to reflect S&P’s maximum three-notch differential between the ratings of a ring fenced entity and its ultimate parent. Although S&P noted that PG&E GTN is “legally ring fenced,” and that PG&E GTN’s stand-alone credit quality remains good, S&P stated it could not view PG&E GTN’s rating on a stand-alone basis because of the 100% ownership by PG&E NEG and the guarantees that PG&E GTN holds on behalf of affiliates.

On October 16, 2002, Moody’s downgraded the credit ratings of PG&E GTN’s senior unsecured indebtedness to Baa3 from Baa2 and also downgraded the ratings of certain other PG&E NEG subsidiaries. Moody’s stated that its action reflects that PG&E GTN and the other subsidiaries are wholly owned by PG&E NEG, “whose credit profile has deteriorated due to weak operating performance, low operating cash flow relative to its debt levels, and very tight liquidity” noting that PG&E NEG relies upon excess cash flow generated by PG&E GTN and certain other subsidiaries.

On October 18, 2002, Moody’s further downgraded PG&E GTN’s senior unsecured debt rating to Ba1 from Baa3. (On the same date, Moody’s also downgraded PG&E NEG’s senior unsecured debt, issuer and syndicated bank credit facility to B3 from B1, following Moody’s October 8, 2002 downgrade of PG&E NEG’s ratings to a below investment grade rating of B1 from the prior ratings of Ba2.) Moody’s kept these ratings under review for further possible downgrade.

PG&E NEG has been in active negotiations with its lenders regarding a proposed global restructuring of its various debt facilities. If the restructuring cannot be achieved by agreement with PG&E NEG’s creditors, PG&E NEG and certain of its subsidiaries, including potentially PG&E GTN, may be compelled to seek protection under, or be forced into, Chapter 11 of the Bankruptcy code.

Debt Financing

On May 2, 2002, PG&E GTN entered into a three year $125 million corporate credit facility pursuant to a credit agreement dated as of May 2, 2002 (Credit Agreement) to replace (1) the then existing $100 million revolving credit agreement which was due to expire on May 30, 2002, and (2) the promissory agreement and note with PG&E NEG, which was correspondingly terminated. The interest rate on the facility is based on the London Interbank Offer Rate (LIBOR) plus a credit spread that initially was 0.725 percent but, as a result of the downgrades, has increased to 1.45 percent. The credit spread percentage corresponds to a rating issued from time to time by S&P or Moody’s on PG&E GTN’s senior unsecured long-term debt.

At September 30, 2002, there were no outstanding borrowings under the Credit Agreement. At December 31, 2001, PG&E GTN had classified its borrowings under the revolving credit agreement as long-term debt as the Company intended to refinance such borrowing with the promissory note with NEG or the new three-year revolving credit agreement.

On June 6, 2002, PG&E GTN issued $100 million of 6.62 percent Senior Notes due June 6, 2012 pursuant to a Note Purchase Agreement dated June 6, 2002 (Note Purchase Agreement). Proceeds were used to repay $90 million of debt under the Credit Agreement, and the balance retained to meet general corporate needs. A commitment from a financial institution for a back-up 364-day bank facility, obtained in the event PG&E GTN had decided to postpone such long-term financing, was correspondingly terminated.

During the three-month period ended September 30, 2002, PG&E GTN repaid $33 million of Medium Term Notes (MTNs) as they matured. The remaining MTN in the amount of $6 million is reflected on the Consolidated Balance Sheet at September 30, 2002 as Long-term debt—current portion to reflect its maturity within the next twelve months.

The Credit Agreement and the Note Purchase Agreement contain a covenant which limits total debt to 70 percent of total capitalization. At September 30, 2002, the total debt to total capitalization ratio, as defined in the agreements, was 53 percent and PG&E GTN was in compliance with all terms and conditions of its debt agreements.

NOTE 4:  PRICE RISK MANAGEMENT

PG&E GTN has contracts for the transportation of natural gas transacted in the normal course of business. PG&E GTN has used and may use other derivative contracts (i.e., other than the transportation service contracts), in limited instances and solely for hedging purposes, to offset price risk associated with certain negotiated rate transportation contracts. Commodity price risk is the risk that changes in market prices will adversely affect earnings and cash flows. During 2001, PG&E GTN applied a hedging program to reduce exposure to commodity price risk associated with negotiated rate index price contracts to provide transportation service. The goal of the hedging program was to effectively convert a portion of PG&E GTN’s variable-rate future revenues into fixed-rate revenues by locking in forward prices on certain volumes through the basis swap arrangements with its affiliate, PG&E Energy Trading. These hedge contracts were effective from April through October of 2001. In late June of 2001, PG&E GTN entered into new contracts exactly offsetting the initial basis swap arrangements for July through October. The initial and offsetting swap contracts were designated as cash flow hedges and recorded on the balance sheet at fair value, with the offset in the other comprehensive income section of equity. All swaps were settled by the end of October 2001, and no further hedging activity has been conducted since that time.

PG&E GTN adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138, on January 1, 2001. The earnings impact of adopting SFAS No. 133, as amended, on January 1, 2001 was immaterial. The effect on other comprehensive income was a decrease of $5.0 million. Through September 30, 2001, PG&E GTN recorded $3.4 million of pre-tax ($2.1 million after tax) swap losses reported as an offset against gas transportation revenues. As of September 30, 2001, due to the execution of new contracts which exactly offset the remaining initial basis swap arrangements, GTN had reflected no remaining other comprehensive income. All 2001 unrealized losses were amortized to income in 2001 as they were realized. At September 30, 2002, there are no cash flow hedges recorded in relation to SFAS No. 133.

The schedule below summarizes the activities affecting accumulated other comprehensive income (loss) from derivative instruments:

	Nine Months Ended September 30,
	2002	2001
	(In Millions)
Beginning Accumulated other comprehensive income (loss)	$—	$(5.0)
from SFAS No. 133 transition adjustments at January 1, 2001
Net change of current period hedging transactions gain (loss)	—	2.9
Net reclassification to earnings	—	2.1

Ending Accumulated other comprehensive income (loss)	$—	$—

NOTE 5:  INCOME TAXES

The differences between reported income taxes and tax amounts determined by applying the federal statutory rate of 35 percent to income before income tax expense were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Thousands)
Expected federal income tax expense	$10,238	$8,079	$27,719	$29,814
Increase (decrease) in income tax expense
resulting from:
State income taxes, net of federal benefit	1,012	799	2,742	2,949
Prior year tax contingencies resolved in the	—	(4,300)	—
3rd quarter of 2001				(4,300)
Allowance for equity funds used during construction	(452)	12	(1,066)	205
Other	25	79	68	117

Total income tax expense	$10,823	$4,669	$29,463	$28,785

NOTE 6: COMMITMENTS AND CONTINGENCIES

Credit Support

PG&E GTN was authorized by its Board of Directors to provide credit support including the execution and delivery of guarantees to support the obligations of various PG&E NEG subsidiaries. PG&E GTN and PG&E ET have termined the agreement pursuant to which PG&E GTN has provided guarantees on behalf of PG&E ET. See “Related Party Transactions” in “Note 1: General,” above for a further discussion of the credit support, and the guarantees which remain in effect.

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

PG&E GTN believes that it is reasonably possible that it could incur a loss but it is not able to determine the amount of such loss and, therefore, whether such loss would have a material adverse effect on PG&E GTN’s financial condition, results of operations, or cash flows.

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

The accompanying unaudited consolidated financial statements include PG&E GTN and its wholly owned subsidiaries, Pacific Gas Transmission International, Inc., Pacific Gas Transmission Company, PG&E Gas Transmission Service Company LLC, and its 50 percent ownership interest in a joint venture known as Stanfield Hub Services, LLC. PG&E GTN and its subsidiaries are collectively referred to herein as the “Company”.

This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and its other reports filed with the Securities and Exchange Commission since the Annual Report on Form 10-K was filed.

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

RISK FACTORS

The information in this Quarterly Report on Form 10-Q includes forward-looking statements that are necessarily subject to various risks and uncertainties. These statements are based on current expectations and assumptions which management believes are reasonable and on information currently available to management. These forward-looking statements are identified by words such as “estimates,” “expects,” “anticipates,” “plans,” “believes,” and other similar expressions. Actual results could differ materially from those contemplated by the forward-looking statements.

Although PG&E GTN is not able to predict all of the factors that may affect future results, some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or historical results include:

•
volatility of commodity fuel and electricity prices and the spread between them (which may result from a variety of factors, including: weather; the supply and demand for energy commodities; the availability of competitively priced alternative energy sources; the level of production and availability of natural gas, crude oil, and coal; transmission or transportation constraints; federal and state energy and environmental regulation and legislation; the degree of market liquidity; natural disasters, wars, embargoes, and other catastrophic events); any resulting increases in the cost of producing power and decreases in prices of power sold, and whether PG&E GTN’s strategies to manage and respond to such volatility are successful;

•	the extent and timing of electric generation, pipeline, and storage capacity expansion and retirement by others;

•	The impact on PG&E GTN of the outcome of PG&E NEG’s negotiations with its lenders to reach a global restructuring of PG&E NEG’s indebtedness;

•	future sales levels which are affected by general economic and financial market conditions and changes in interest rates, among other factors;

•
the extent to which PG&E GTN’s current or planned development of pipeline projects are completed and the pace and cost of that completion, including the extent to which commercial operations of these development projects are delayed or prevented because of financial or liquidity constraints, or by various development and construction risks such as PG&E GTN’s failure to obtain necessary permits or equipment, the failure of third-party contractors to perform their contractual obligations, or the failure of necessary equipment to perform as anticipated;

•	the ability of PG&E GTN’s counterparties to satisfy their financial commitments to PG&E GTN and the impact of counterparties’ nonperformance on PG&E GTN’s liquidity position;

•	heightened rating agency criteria and the impact of changes in credit ratings on PG&E GTN’s future financial condition and its ability to obtain financing for planned development projects;

•	heightened regulatory and enforcement agency focus on the energy business with the potential for changes in industry regulations and in the treatment of PG&E GTN by state and federal agencies;

•	the effectiveness of PG&E GTN’s risk management policies and procedures;

•	the effect of new accounting pronouncements;

•
legislative or regulatory changes affecting the electric and natural gas industries in the United States, including the pace and extent of efforts to restructure the electric and natural gas industries;

•	the effect of compliance with existing and future environmental and safety laws, regulations, and policies, the cost of which could be significant;

•	the effect of the Utility bankruptcy proceedings upon PG&E Corporation, PG&E NEG, and PG&E GTN;

•
the outcomes of the California Public Utilities Commission’s (CPUC’s) pending investigation into whether the California investor-owned utilities and their parent holding companies, including PG&E Corporation, have complied with past CPUC decisions, rules, or orders authorizing their holding company formations; the outcomes of the lawsuits brought by the California Attorney General and the City and County of San Francisco against PG&E Corporation alleging unfair or fraudulent business acts or practices based on alleged violations of conditions established in the CPUC’s holding company decisions; and the outcome of the California Attorney General’s petition requesting revocation of PG&E’s exemption from the Public Utility Holding Company Act of 1935, and the effect of such outcomes, if any, on PG&E Corporation, PG&E NEG, and PG&E GTN;

•	changes in or application of federal, state, and local laws and regulations to which PG&E GTN and its subsidiaries and the projects in which PG&E GTN invests are subject;

•	changes in or application of Canadian laws, regulations, and policies which may impact PG&E GTN and its subsidiaries;

•	the continuing ability of existing customers to meet their financial obligations;

•
the financial condition of affiliates for whom PG&E GTN has provided credit support and the extent to which counterparties of such affiliates seek recourse from the credit support provided by PG&E GTN;

•	the outcome of pending or future litigation and environmental matters.

Although PG&E GTN believes that the expectations reflected in the forward-looking statements are reasonable, PG&E GTN cannot guarantee future results, events, levels of activity, performance, or achievements.

LIQUIDITY AND FINANCIAL RESOURCES

Sources of Capital—The Company’s capital requirements are funded from cash provided by operations and, to the extent necessary, external financing and capital contributions from its parent company. PG&E GTN has paid dividends as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures, and maintaining appropriate cash balances. PG&E Corporation and PG&E NEG completed a corporate restructuring that involved the use or creation of limited liability companies as intermediate owners between a parent and its subsidiaries. For more information on these corporate actions, see “Note 2: Relationship with PG&E Corporation” included in “Item 1: Notes to Consolidated Financial Statements,” above. As a result of these actions, GTN Holdings LLC, PG&E GTN’s immediate parent, may not declare or pay dividends unless its Board of Control (including at least one independent director) has unanimously approved such dividends, and GTN Holdings LLC, on a consolidated basis with PG&E GTN, maintains a debt coverage ratio of not less than 2.25:1 and a leverage ratio of not greater than 0.70:1 after giving effect to the dividend, or an investment grade credit rating.

Net Cash Provided by Operating Activities — For the nine months ended September 30, 2002, net cash provided by operating activities was $89.1 million, compared with $159.4 million for the same period in 2001. The $70.3 million decrease was due to a number of factors, including the payment of income taxes to PG&E GTN’s parent in 2002, which was not done during the nine months ended September 30, 2001, lower net income in 2002, and changes in the balances of certain operating assets and liabilities.

Net Cash Used in Investing Activities — For the nine months ended September 30, 2002, net cash used in investing activities was $40.3 million, compared to $44.6 million in the same nine-month period of 2001. The construction expenditures are primarily a reflection of the 2002 Pipeline Expansion spending which commenced in 2001 and is nearing completion. The higher AFUDC credit in 2002 is a direct result of the increased Construction Work in Progress balances arising from the 2002 Pipeline Expansion. The 2002 total reflects the repayment by PG&E Corporation of the $75 million note receivable partially offset by the lending of $64 million to North Baja Pipeline, LLC, a wholly owned pipeline subsidiary of PG&E NEG.

Future Expansion and Business Development — PG&E GTN has substantially completed its 2002 Expansion Project, expanding its system by approximately 217 MMcf per day. Approximately 40 MMcf per day of that expansion capacity was placed in service in November 2001 and the remaining capacity was placed in service in November, 2002. The total cost of the expansion is approximately $127 million. One shipper contractually committed to 175,000 Dth per day of capacity on this project failed to provide PG&E GTN with adequate assurances of the shipper’s ability to meet its obligations under its transportation contract. On October 25, 2002, PG&E GTN and that shipper terminated the transportation contract and PG&E GTN received $16.8 million from that shipper in settlement of the contract.

In response to changing market conditions, PG&E GTN reached agreement with all shippers contractually committed to a second expansion (2003 Expansion Project) to terminate their firm transportation precedent agreements. Accordingly, on October 10, 2002, PG&E GTN filed with the FERC a request to vacate its 2003 Expansion proceeding and deferred the project. To date PG&E GTN has spent $5.3 million on the project. PG&E GTN is continuing necessary development activities and expects to refile an application with FERC when market conditions improve.

Related to termination of the 2003 Expansion project precedent agreements, all but one of the former 2003 Expansion shippers has committed to take capacity on PG&E GTN’s system made available as a result of the 2002 shipper termination or capacity formerly held by Enron or other existing capacity on PG&E GTN’s system. PG&E GTN anticipates that it will enter into additional contracts for capacity made available from these sources through open market sales. As of early November 2002, PG&E GTN had approximately 155,000 Dth per day of capacity available for subscription on a long-term basis.

PG&E GTN is evaluating the purchase of all or part of NBP from PG&E NEG. If this transaction proceeds, PG&E GTN may fund some or all the acquisition and remaining development costs through the forgiveness of the $73 million outstanding balance on the loan to NBP and through internally generated cash and its available line of credit. NBP owns and operates a new FERC-regulated interstate pipeline system located in the states of Arizona and California. The system is in the final stages of construction and will consist of approximately 80 miles of pipe that began commercial operation on September 1, 2002 and 25,000 HP of compression facilities which are expected to be completed by the end of 2002. As of September 30, 2002, PG&E NEG has spent approximately $137 million to construct this project. Total costs of the project when fully complete will be approximately $156 million. PG&E GTN believes acquisition of NBP would be accretive to earnings in 2003.

PG&E GTN regularly solicits expressions of interest for the acquisition or development of additional pipeline capacity and may develop additional firm transportation capacity as sufficient demand is demonstrated. PG&E GTN has initiated preliminary assessments of lateral pipelines that would originate on the PG&E GTN mainline system and would extend to metropolitan areas in the Pacific Northwest.

Net Cash Used in Financing Activities — For the nine months ended September 30, 2002, net cash used in financing activities was $44.3 million reflecting $44.0 million of dividends to parent and $18.0 million net repayment of long-term debt partially offset by $17.7 million of equity contributions. For the nine months ended September 30, 2001, cash used in financing activities was $115.9 million, reflecting a reduction in long-term debt and the payment of cash dividends to parent. See “Note 3: Liquidity and Financing Resources” included in “Item 1. Notes to Consolidated Financial Statements,” above for a further discussion of financing activities.

Credit Rating Changes — On July 31, 2002, Standard and Poors (S&P) reduced PG&E GTN’s credit rating to BBB+ and CreditWatch with negative implications from A-/stable. Also on July 31, 2002, S&P downgraded PG&E NEG to BB+ and CreditWatch with negative implications from BBB/stable. On October 11, 2002, S&P downgraded the senior unsecured debt ratings of PG&E NEG and several of its subsidiaries, including PG&E GTN. On that date, S&P downgraded the senior unsecured debt of PG&E NEG to B- from BB+ and downgraded the senior debt of PG&E GTN to BB- from BBB+. The ratings on each of these companies remain on CreditWatch with negative implications.

S&P lowered PG&E GTN’s rating to below investment grade to reflect S&P’s maximum three-notch differential between the ratings of a ring fenced entity and its ultimate parent. Although S&P noted that PG&E GTN is “legally ring fenced,” and that PG&E GTN’s stand-alone credit quality remains good, S&P stated it could not view PG&E GTN’s rating on a stand-alone basis because of the 100% ownership by PG&E NEG and the guarantees that PG&E GTN has provided on behalf of affiliates.

On October 16, 2002, Moody’s Investor Services (Moody’s) downgraded the credit ratings of PG&E GTN’s senior unsecured indebtedness to Baa3 from Baa2 and also downgraded the ratings of certain other PG&E NEG subsidiaries. Moody’s stated that its action reflects that PG&E GTN and the other subsidiaries are wholly owned by PG&E NEG, “whose credit profile has deteriorated due to weak operating performance, low operating cash flow relative to its debt levels, and very tight liquidity” noting that PG&E NEG relies upon excess cash flow generating by PG&E GTN and certain other subsidiaries.

On October 18, 2002, Moody’s further downgraded PG&E GTN’s senior unsecured debt rating to Ba1 from Baa3. (On the same date, Moody’s also downgraded PG&E NEG’s senior unsecured debt, issuer and syndicated bank credit facility to B3 from B1, following Moody’s October 8, 2002 downgrade of PG&E NEG’s ratings to a below investment grade rating of B1 from the prior ratings of Ba2.) Moody’s kept these ratings under review for further possible downgrade.

These ratings actions will increase PG&E GTN’s costs to borrow money under its Credit Agreement which currently has no outstanding borrowings. Management has determined that such an increase will not have a material impact on its financial condition, results of operations, or cash flows.

PG&E GTN’s parent company, PG&E NEG, has been in active negotiations with its lenders regarding a proposed global restructuring of its various debt facilities. If the restructuring cannot be achieved by agreement with PG&E NEG’s creditors, PG&E NEG and certain of its subsidiaries, including potentially PG&E GTN, may be compelled to seek protection under, or be forced into, Chapter 11 of the Bankruptcy code.

Guarantees — At October 27, 2002 guarantees, on behalf of PG&E NEG subsidiaries other than NBP, with a face value of $573.8 million were outstanding, with an overall net exposure of $65.2 million on the transactions supported by the guarantees. The net exposure is comprised of the amount of outstanding guarantees directly supporting underlying transactions, net of offsetting positions, cash, and other collateral. At October 27, 2002 a total of $13 million of guarantees were outstanding on behalf of NBP. PG&E GTN and PG&E ET have terminated the arrangements pursuant to which PG&E GTN provided guarantees on behalf of PG&E ET. See “Related Party Transactions” in “Note 1: General” in Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements”, above for further detail regarding guarantees which remain in effect.

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

Credit Risk — Credit risk is the risk of loss that PG&E GTN would incur if counterparties fail to perform their contractual obligations. PG&E GTN conducts business primarily with customers in the energy industry, and this concentration of counterparties may impact the overall exposure to credit risk in that its counterparties may be similarly affected by changes in economic, regulatory, or other conditions. PG&E GTN mitigates potential credit losses in accordance with established credit approval practices and limits by conducting business primarily with creditworthy counterparties. PG&E GTN reviews credit exposure to each counterparty monthly or on an event driven basis. To be considered creditworthy for firm transportation, counterparties must have a BBB S&P equivalent rating or higher, or provide assurances either in the form of cash, a guarantee from a BBB or better entity, or a standby letter of credit. For shippers with credit based on a BBB S&P equivalent rating, PG&E GTN will extend limited credit based on a shipper’s financials or on the financials of a guarantor.

On October 25, 2002, e prime, inc., a firm transportation customer on PG&E GTN’s system, filed a complaint before the Commission challenging PG&E GTN’s credit requirements with respect to (1) PG&E GTN’s requirement that a shipper demonstrate creditworthiness through a “senior unsecured debt” rating of BBB or better, rather than an “issuer” or other credit rating; and (2) whether PG&E GTN may demand up to 12 months of collateral from shippers that do not demonstrate creditworthiness through a BBB (or equivalent) senior unsecured debt credit rating. On November 8, 2002, PG&E GTN responded to the complaint.

PG&E GTN believes that the Commission ultimately will rule in favor of PG&E GTN on the material elements of this complaint. In the event the Commission issues an order in favor of e prime, PG&E GTN may be required to return some or all of the collateral PG&E GTN holds from e prime and other customers, and may face increased credit risk.

On December 2, 2001, Enron Corporation and certain subsidiaries that were then shippers on PG&E GTN’s system, including Enron Energy Services and Enron North America (collectively referred to as “Enron”), filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. During the nine months ended September 30, 2002, 20,000 Dth per day of capacity held by Enron was assigned to third parties. Enron’s remaining firm transportation contracts with a capacity of 10,099 Dth per day expiring on October 31, 2002 and 42,500 Dth per day expiring on October 31, 2008 were terminated effective April 11, 2002 pursuant to an order of the Enron Bankruptcy Judge. Subsequent to termination, PG&E GTN remarketed 15,000 Dth per day beginning on November 1, 2002 on a long-term basis. PG&E GTN continues to remarket the remaining 27,500 Dth per day capacity on a short-term basis and anticipates that it will remarket the capacity on a long-term basis in the future. At September 30, 2002, PG&E GTN had an unpaid receivable from Enron of approximately $3.5 million and has recorded a reserve of $1.4 million against such receivable representing the amount that may not be collectible. PG&E GTN believes that its exposure to Enron will not have a material impact on its financial condition, results of operations, cash flow.

RESULTS OF OPERATIONS

Selected operating results and other data are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Millions)		(In Millions)

Operating revenues	$61.8	$57.3	$174.5	$185.9
Operating expenses	25.7	27.5	76.6	79.6

Operating income	36.1	29.8	97.9	106.3
Other income, net	2.0	2.3	7.2	7.5
Net interest expense	8.9	9.0	25.9	28.6

Income before taxes	29.2	23.1	79.2	85.2
Income tax expense	10.8	4.7	29.5	28.8

Net Income	$18.4	$18.4	$49.7	$56.4

Net Income—For the three-month period ended September 30, 2002, net income was comparable to the same period in 2001. The decreases in net income for the nine-month period ended September 30, 2002 compared to the same period in 2001 resulted primarily from lower operating revenues partially offset by lower operating expenses and interest expense as noted below.

Operating Revenues—Operating revenues for the three-month period ended September 30, 2002 increased $4.5 million compared to the same period in 2001. The increase reflects additional revenue collected as a result of negotiated long-term contract termination settlements in the amount of approximately $4.6 million. The decreases for the nine-month period ended September 30, 2002, resulted from weak pricing fundamentals on gas transportation to the California and Pacific Northwest gas markets compared to the same periods in 2001, partially offset by the termination settlements in the current quarter of 2002.

Operating Expenses—The components of total operating expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Millions)		(In Millions)

Administrative and general	$7.8	$9.1	$23.3	$25.3
Operations and maintenance	4.1	5.2	11.6	14.2
Depreciation and amortization	11.2	10.5	33.6	31.3
Property and other taxes	2.6	2.7	8.1	8.8

Total operating expenses	$25.7	$27.5	$76.6	$79.6

For the three- and nine-month periods ended September 30, 2002, compared with the same periods in 2001, operating expenses decreased $1.8 million and $3.0 million, respectively. The lower administrative and general expenses in the three- and nine-month periods ended September 30, 2002, are primarily driven by lower outside consultant fee charges, compared to the same periods in the prior year. Operations and maintenance expense decreased $2.6 million during the nine months ended September 30, 2002 compared to the same period in 2001 related to a reduction in compressor overhaul activity. The reduction in property and other taxes during 2002 compared to 2001 is primarily the result of lower Washington compressor fuel use tax which is based on the indexed price of natural gas. Partially offsetting these decreases was an increase in depreciation and amortization expense related to the placement in service of a portion of the 2002 expansion project and the accelerated amortization of computer software which will be replaced before the end of its originally estimated useful life.

Other income—The decrease in other income for the three months ended September 30, 2002 is primarily due to the loss of rental income which was present in 2001 and higher interest income in 2001 on affiliate note receivable. See “Note 1: General” included in “Item 1. Notes to Consolidated Financial Statements,” above for a further discussion of the affiliate notes receivable. Partially offsetting these decreases are higher Allowance for Funds Used During Construction (AFUDC) recorded in the current year as a result of significantly higher levels of construction work in process existing in 2002 when compared to the prior year and higher interest income from available cash on hand in 2002.

Interest Expense—Interest expense for the three- and nine-month periods ended September 30, 2002 was $0.1 and $2.7 million less, respectively, than interest expense for the same periods in 2001. The reduction of interest expense in the nine-month period ended September 30, 2002, compared to the same period in 2001, is primarily due to higher AFUDC credits in 2002, the absence of interest on the capital lease which was disposed of in late 2001, and lower average rates, partially offset by higher debt balances (excluding the capital lease obligations). For the three months ended September 30, 2002, and 2001, the average interest rate was approximately 7.6 percent and 7.5 percent, respectively, while the average balance of debt outstanding (excluding capital lease obligations) was $514 million and $469 million, respectively. For the nine months ended September 30, 2002 and 2001, the average interest rate was approximately 7.1 percent and 7.5 percent, while the average balance of long-term debt (excluding capital lease obligations) outstanding was $527 million and $486 million, respectively.

CRITICAL ACCOUNTING POLICIES—ACCOUNTING FOR THE EFFECTS OF REGULATION

PG&E GTN accounts for the financial effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” As a result of applying the provisions of SFAS No. 71, PG&E GTN has accumulated approximately $37.3 million of regulatory assets and $14.1 million of regulatory liabilities as of September 30, 2002.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. PG&E GTN will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

SAFETY AND ENVIRONMENTAL MATTERS

PG&E GTN is subject to a number of federal, state and local laws and regulations designed to protect human health and the environment by imposing stringent controls with regard to planning and construction activities, land use, and air and water pollution, and, in recent years, by governing the use, treatment, storage, and disposal of hazardous or toxic materials. These laws and regulations affect future planning and existing operations. PG&E GTN has generally been able to recover the costs of compliance with safety and environmental laws and regulations in its rates.

On an ongoing basis, PG&E GTN assesses measures that may need to be taken to comply with safety and environmental laws and regulations related to its operations. PG&E GTN believes that it is in substantial compliance with applicable existing environmental and safety requirements and that the ultimate amount of costs, individually or in the aggregate, that it may incur in connection with its present compliance and remediation activities will not have a material effect on its financial position, cash flows, or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Risk Management Activities” included in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above.

ITEM 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of PG&E GTN’s disclosure controls and procedures conducted on October 21, 2002, PG&E GTN’s principal executive and principal financial officers have concluded that such controls and procedures effectively ensure that information required to be disclosed by PG&E GTN in reports the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART	II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Natural Gas Royalties Complaint—See “Legal Matters” in “Note 6: Commitments and Contingencies” in Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements,” above.

PG&E Gas Transmission, Northwest Corporation, FERC Docket Nos. RP99-518-019; RP99-518-020; RP99-518-021; RP99-518-022—Between March 1, 2001 and June 1, 2001, PG&E GTN entered into ten contracts with eight different shippers under which the shippers agreed to pay a negotiated rate for service based on the differentials between spot market gas prices at various points on PG&E GTN’s system. In accordance with procedures established by FERC, PG&E GTN filed Tariff sheets with the Commission outlining the specific transactions. In a series of orders, FERC accepted each of these filings, allowed PG&E GTN to place the negotiated rates into effect, but set the rates subject to refund. On January 28, 2002, PG&E GTN submitted an Offer of Settlement in this proceeding, which does not propose a refund of any revenue collected by PG&E GTN. FERC staff filed comments in support of the Offer of Settlement, and the CPUC filed comments opposed to the Offer of Settlement. Both PG&E GTN and FERC staff filed reply comments in opposition to the CPUC’s comments and urged the Administrative Law Judge (ALJ) to certify the Offer of Settlement to the Commission. On April 4, 2002, the ALJ certified the Offer of Settlement to the Commission. On September 23, 2002, FERC issued an order approving the settlement in all respects and terminating the proceeding. On October 23, 2002, the CPUC filed a request for rehearing of the Commission’s September 23 order.

At the conclusion of these proceedings, FERC may require PG&E GTN to refund revenues received under some or all of these contracts in excess of revenues that would have been received under PG&E GTN’s recourse tariff rate. The total amount of potential refunds as of September 30, 2002, is approximately $11 million (including interest). PG&E GTN does not expect that the ultimate outcome of this matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

e prime, inc., FERC Docket No. RP03-41—As described in more detail under “Risk Management Activities” included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” above, one firm shipper on PG&E GTN’s system has filed a complaint with the FERC related to PG&E GTN’s credit policies. Management believes PG&E GTN will ultimately be successful defending the material aspects of e prime’s complaint. PG&E GTN does not expect that the ultimate outcome of this matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

ITEM 5.    OTHER INFORMATION

PG&E Gas Transmission, Northwest Corporation’s earnings to fixed charges ratio for the nine months ended September 30, 2002 was 3.7:1. The statement of the foregoing ratio, together with the statement of the computation of the foregoing ratio filed as Exhibit 12 hereto, is included herein for the purpose of incorporating such information and exhibit into Registration Statement No. 33-91048 relating to PG&E GTN’s debt outstanding.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

Exhibit 12 – Computation of Ratio of Earnings to Fixed Charges.

Exhibit 99.1 – Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 – Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K issued during the quarter ended September 30, 2002, and through the date hereof:

1.	October 21, 2002
Item 5. Other Events – Rating agencies announce decisions to downgrade the senior unsecured debt ratings of PG&E GTN.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PG&E GAS TRANSMISSION, NORTHWEST CORPORATION
(Registrant)

November 12, 2002	By: /S/ THOMAS B. KING
Name: Thomas B. King
Title: President and Chief Operating Officer

November 12, 2002	By: /S/ JOHN R. COOPER
Name: John R. Cooper
Title: Senior Vice President, Chief Financial Officer and Treasurer

I, John R. Cooper, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PG&E GTN;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/S/    JOHN R. COOPER
John R. Cooper
Senior Vice President, Chief Financial Officer and Treasurer

I, Thomas B. King, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PG&E GTN;

2
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/S/    THOMAS B. KING
Thomas B. King
President and Chief Operating Officer

EXHIBIT INDEX

Exhibit No.:	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

99.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002