Form 10-Q
period 2003-03-31
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 2003-05-13
CIK 75491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2003.

1,000 shares of common stock no par value. (All shares are owned by GTN Holdings LLC.)

Registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PG&E Gas Transmission, Northwest Corporation

Statements of Consolidated Income

(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2003	2002

OPERATING REVENUES:
Gas transportation	$46,245	$46,991
Gas transportation for affiliates	14,782	11,488
Other	2,839	49

Total operating revenues	63,866	58,528

OPERATING EXPENSES:
Administrative and general	6,849	7,860
Operations and maintenance	4,335	3,773
Depreciation and amortization	12,883	11,208
Property and other taxes	3,278	2,806

Total operating expenses	27,345	25,647

OPERATING INCOME	36,521	32,881

OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during construction	169	1,856
Interest income	134	1,545
Other – net	13	(71)

Total other income and (income deductions)	316	3,330

INTEREST EXPENSE:
Interest on long-term debt	9,938	8,910
Allowance for borrowed funds used during construction	(105)	(653)
Other interest charges	64	92

Net interest expense	9,897	8,349

INCOME BEFORE INCOME TAXES	26,940	27,862

INCOME TAX EXPENSE	10,533	10,139

NET INCOME	$16,407	$17,723

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PG&E Gas Transmission, Northwest Corporation

Consolidated Balance Sheets

(Unaudited)

ASSETS

(In Thousands)	March 31, 2003	December 31, 2002

PROPERTY, PLANT and EQUIPMENT:
Property, plant and equipment in service	$1,834,739	$1,818,312
Accumulated depreciation and amortization	(630,320)	(619,539)

Net plant in service	1,204,419	1,198,773
Construction work in progress	15,408	30,317

Total property, plant and equipment—net	1,219,827	1,229,090

CURRENT ASSETS:
Cash and cash equivalents	28,906	10,621
Accounts receivable—gas transportation (net of allowance for doubtful accounts of $1,406 in each period)	17,854	17,430
Accounts receivable—transportation imbalances and fuel	2,676	1,631
Accounts receivable—affiliated companies	8,354	8,918
Inventories (at average cost)	7,803	8,050
Note receivable—affiliated company	467	467
Prepayments and other current assets	889	1,256

Total current assets	66,949	48,373

OTHER NON-CURRENT ASSETS:
Income tax related regulatory assets	32,083	32,077
Deferred charge on reacquired debt	7,329	7,630
Unamortized debt expense	3,378	3,508
Other regulatory assets	2,889	2,607
Other	11,517	10,933

Total other non-current assets	57,196	56,755

TOTAL ASSETS	$1,343,972	$1,334,218

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PG&E Gas Transmission, Northwest Corporation

Consolidated Balance Sheets

(Unaudited)

CAPITALIZATION AND LIABILITIES

(In Thousands)	March 31, 2003	December 31, 2002

CAPITALIZATION:
Common stock—no par value, 1,000 shares authorized, issued, and outstanding	$85,474	$85,474
Additional paid-in capital	245,417	245,417
Reinvested earnings	159,029	142,622

Total common stock equity	489,920	473,513
Long-term debt	538,031	556,003

Total capitalization	1,027,951	1,029,516

CURRENT LIABILITIES:
Long-term debt – current portion	6,000	6,000
Accounts payable	12,668	19,469
Accounts payable to affiliates	26,297	19,296
Accrued interest	10,501	5,074
Accrued liabilities	1,322	2,984
Accrued taxes	2,860	2,193

Total current liabilities	59,648	55,016

NON-CURRENT LIABILITIES:
Deferred income taxes	230,776	226,823
Other	25,597	22,863

Total non-current liabilities	256,373	249,686

COMMITMENTS and CONTINGENCIES (Note 4)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$1,343,972	$1,334,218

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PG&E Gas Transmission, Northwest Corporation

Statements of Consolidated Common Stock Equity

(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2003	2002

BALANCE AT BEGINNING OF PERIOD	$473,513	$448,416

Net income	16,407	17,723

Dividend to parent company	—	(22,000)

Contribution from parent company	—	22,101

BALANCE AT END OF PERIOD	$489,920	$466,240

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PG&E Gas Transmission, Northwest Corporation

Statements of Consolidated Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,407	$17,723
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12,883	11,208
Deferred income taxes	3,953	3,894
Allowance for equity funds used during construction	(169)	(1,856)
Changes in operating assets and liabilities:
Accounts receivable—gas transportation and other	(1,469)	(353)
Accounts payable and accrued liabilities	(3,036)	4,315
Net receivable/payable—affiliates, income taxes and other	7,565	5,755
Accrued taxes, other than income	667	1,123
Inventory	247	(594)
Other working capital	367	(1,483)
Regulatory accruals	2,877	125
Other—net	(584)	(1,119)

Net cash provided by operating activities	39,708	38,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(3,346)	(42,227)
Allowance for borrowed funds used during construction	(105)	(653)

Net cash used in investing activities	(3,451)	(42,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(17,972)	(9,972)
Long-term debt issued, net of issuance costs	—	15,000
Cash dividends paid to parent	—	(22,000)
Equity contribution from parent	—	22,101

Net cash provided by (used in) financing activities	(17,972)	5,129

NET CHANGE IN CASH AND CASH EQUIVALENTS	18,285	987

CASH AND CASH EQUIVALENTS AT JANUARY 1	10,621	4,146

CASH AND CASH EQUIVALENTS AT MARCH 31	$28,906	$5,133

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,077	$1,883
Income taxes	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1: GENERAL

Organization and Basis of Presentation

PG&E Gas Transmission, Northwest Corporation was incorporated in California in 1957 under its former name, Pacific Gas Transmission Company. PG&E Gas Transmission, Northwest Corporation is an indirect wholly owned subsidiary of PG&E National Energy Group, Inc. (PG&E NEG) and is affiliated with, but is not the same company as, Pacific Gas and Electric Company (the Utility), the gas and electric company regulated by the California Public Utilities Commission (CPUC), which serves northern and central California. PG&E Corporation is the ultimate corporate parent for both PG&E NEG and the Utility.

The accompanying unaudited consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for PG&E Gas Transmission, Northwest Corporation and its wholly owned subsidiaries which include North Baja Pipeline, LLC; Pacific Gas Transmission Company; PG&E Gas Transmission Service Company LLC (PG&E GTS); Pacific Gas Transmission International, Inc.; and a 50 percent interest in a joint venture known as Stanfield Hub Services, LLC. PG&E Gas Transmission, Northwest Corporation and its subsidiaries are collectively referred to herein as PG&E GTN, or the “Company”.

The accompanying unaudited consolidated financial statements and information disclosed in this Quarterly Report on

Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. Intercompany accounts and transactions have been eliminated. Prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2003 presentation. The acquisition of North Baja Pipeline, LLC during 2002, for reporting purposes, was treated in a manner similar to a pooling of interests as required for such transactions between affiliates under common control as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2002. This Quarterly Report on Form 10-Q accordingly reflects the 2002 statement of financial position, results of operations and cash flows of the consolidated reporting entity adjusted as necessary to reflect the inclusion of North Baja Pipeline, LLC. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Adoption of New Accounting Policies

Except as disclosed below, PG&E GTN is following the same accounting principles discussed in the 2002 Annual Report on Form 10-K.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) elaborates on existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value of the obligation it assumes under that guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that specified triggering events or conditions occur. This information must also be disclosed in interim and annual financial statements.

FIN 45 does not prescribe a specific account for the guarantor’s offsetting entry when it recognized the liability at the inception of the guarantee, noting that the offsetting entry would depend on the circumstances in which the guarantee was issued. There also is no prescribed approach included for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. It is noted that the liability would typically be reduced by a credit to earnings as the guarantor is released from risk under the guarantee.

PG&E GTN incorporated the clarified disclosure requirements from FIN 45 into its December 31, 2002, disclosures of guarantees. Beginning January 1, 2003, PG&E GTN will apply the initial recognition and initial measurement provisions of FIN 45 to guarantees issued or modified after December 31, 2002. PG&E GTN has not issued or modified any guarantees after December 31, 2002. Accordingly, the adoption of FIN 45 has had no impact on the Consolidated Financial Statements of PG&E GTN.

The adoption of this interpretation did not result in the recognition of any initial liability for the issuance or modification of a guarantee during the three months ended March 31, 2003.

Accounting for Costs Associated with Exit or Disposal Activities

On January 1, 2003 PG&E GTN adopted Statement of Financial Accounting Standard (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (EITF 94-3). Under EITF 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan if certain other criteria were met. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value. The adoption of this Statement did not have any impact on the Consolidated Financial Statements of PG&E GTN.

Accounting for Asset Retirement Obligations

On January 1, 2003, PG&E GTN adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Statement requires that an asset retirement obligation be recorded at fair value in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the long-lived asset. Rate-regulated entities may recognize regulatory assets or liabilities as a result of timing differences between the recognition of costs as recorded in accordance with this statement and costs recovered through the ratemaking process. Regulatory assets and liabilities may be recorded when it is probable that the asset retirement costs will be recovered through the ratemaking process.

PG&E GTN did not recognize any asset retirement obligation associated with its gas transmission facilities because a reasonable estimate of fair value cannot be made regarding the timing of any asset retirements. PG&E GTN collects estimated removal costs in rates through depreciation in accordance with regulatory treatment. These amounts do not represent SFAS No. 143 asset retirement obligations and will continue to be recorded within accumulated depreciation. PG&E GTN estimated the related removal costs accrued within accumulated depreciation were approximately $11.5 million on March 31, 2003.

Accounting Pronouncements Issued But Not Yet Adopted

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. In addition, the Statement amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. The provisions of the Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.

The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. PG&E GTN is currently evaluating the impacts, if any, of SFAS No. 149 on its Consolidated Financial Statements.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which expands upon existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities, and activities of another entity. FIN 46 notes that many of what are now referred to as “variable interest entities” have commonly been referred to as special-purpose entities or off-balance sheet structures. However, the Interpretation’s guidance is to be applied to not only these entities but to all entities found within a company. FIN 46 provides some general guidance as to the definition of a variable interest entity. PG&E GTN is currently assessing the impact, if any, of FIN 46 on its Consolidated Financial Statements.

Related Party Transactions

During the three-month periods ended March 31, 2003 and 2002, PG&E GTN provided transportation services to the Utility and its affiliates in the normal course of business which accounted for approximately $14.8 million, or 24 percent, and $11.5 million, or 20 percent, respectively, of PG&E GTN’s transportation revenues.

The Company is charged by PG&E Corporation, PG&E NEG, and other affiliates for services, such as legal, tax, treasury, human resources, and other administrative functions, and for other costs incurred on PG&E GTN’s behalf, including employee benefit costs, insurance and other related costs. The charges for these costs are based on direct assignment to the extent practicable or by using allocation methods that the Company believes are reasonable reflections of the utilization of services provided to or for the benefits received by the Company. For the three-month periods ended March 31, 2003 and 2002, PG&E GTN has reflected $2.7 million and $2.6 million, respectively, in its operating expenses for administrative charges from affiliates.

PG&E GTN currently holds a cash deposit in the amount of $14.2 million from the Utility as security for the Utility’s obligations under transportation contracts with PG&E GTN, per standard credit terms and requirements. PG&E GTN accrued less than $0.1 million interest expense related to the cash deposit from the Utility during the three-month period ended March 31, 2003.

In March 2003, PG&E GTN received a payment of $2.7 million from CEG Energy Options (CEG), another wholly owned subsidiary of PG&E NEG, as a termination settlement fee in consideration for the release of CEG from a firm transportation service agreement. The fee income was recorded and reflected in the Consolidated Statement of Income as a portion of Other Revenue.

PG&E GTN had been authorized by its Board of Directors to execute and deliver guarantees to support obligations of PG&E Energy Trading Holdings Corporation (PG&E ET), a wholly owned subsidiary of PG&E NEG, in an aggregate amount not to exceed $900.0 million, and had entered into a Credit Support Agreement with PG&E ET. This Credit Support Agreement was terminated on October 18, 2002, although certain guarantees existing prior to October 18, 2002, as described below, remain in effect.

At March 31, 2003 and December 31, 2002 guarantees, on behalf of PG&E NEG subsidiaries with a face value of $278.7 million and $364.4 million, respectively, were outstanding, with an overall net exposure of $26.6 million and $37.4 million, respectively, on the transactions supported by the guarantees. The net exposure is comprised of the amount of outstanding guarantees directly supporting underlying transactions, net of offsetting positions, cash, and other collateral.

In addition, PG&E GTN has issued a guarantee to PG&E Energy Trading – Power, LP (PGET), a subsidiary of PG&E ET, for payment obligations under an 8-year tolling agreement with DTE Georgetown, LLC (DTE) in an amount not to exceed $24.0 million. By letter dated October 14, 2002, DTE provided notice to PGET that the downgrade of PG&E GTN’s credit rating constituted a material adverse change under the tolling agreement between PGET and DTE and that PGET was required to post replacement security within ten days. By letter dated October 23, 2002, PGET advised DTE that because there had not been a material adverse change with respect to PG&E GTN within the meaning of the tolling agreement, PGET was not required to post replacement security. If PGET was required to post replacement security and it failed to do so, DTE would have the right to terminate the tolling agreement and seek recovery of a termination payment. Determination of the termination payment is based on a formula that takes into account a number of factors including such market conditions as the price of power and the price of fuel. In the event of a dispute over the terms of the contract or the amount of any termination payment that the parties are unable to resolve by negotiation, the tolling agreement provides for mandatory arbitration, which could take as long as six months to more than a year to complete. To the extent that the results of such arbitration would require PGET to pay damages, and PGET does not do so, DTE may seek payment from PG&E GTN under the guarantee for an amount not to exceed $24.0 million.

PG&E GTN also has provided a secondary guarantee to PGET related to a tolling agreement between PGET and Liberty Electric Power, LLC (Liberty). PG&E NEG is the primary guarantor. The aggregate liability under these guarantees is $150.0 million. Liberty has provided notice to PGET that the downgrade of PG&E NEG constituted a material adverse change under the tolling agreement requiring PGET to post security in the amount of $150.0 million. PGET has not posted such security. Liberty has the right to terminate the agreement and seek recovery of a termination payment. Under the terms of these guarantees, Liberty must first proceed against PG&E NEG’s guarantee, and can only demand payment under PG&E GTN’s guarantee if (1) PG&E NEG is in bankruptcy or (2) Liberty has made a payment demand on PG&E NEG which remains unpaid five business days after the payment demand is made. In addition, PGET has provided notices to Liberty of several breaches of the tolling agreement by Liberty and has advised Liberty that, unless cured, these breaches would constitute a default under the agreement. If these defaults remain uncured, PGET has the right to terminate the agreement and seek recovery of a termination payment. Regardless of which counter-party is seeking recovery of the termination payment, determination of such payment is based on a formula that takes into account a number of factors including such market conditions as the price of power and the price of fuel. In the event of a dispute over the amount of any termination payment that the parties are unable to resolve by negotiation, the tolling agreement provides for mandatory arbitration. Any dispute resolution process could take more than a year to complete. Management cannot predict whether PG&E GTN will become directly liable under this guarantee. If PG&E GTN becomes directly liable under the guarantee for this tolling agreement, such liability could have a material adverse effect on its financial condition, results of operations, or cash flows.

NOTE 2: RELATIONSHIP WITH PG&E CORPORATION AND PG&E NEG

In December 2000, and January and February 2001, PG&E Corporation and PG&E NEG completed a corporate restructuring that involved the use or creation of limited liability companies (LLCs) as intermediate owners between a parent and its subsidiaries. The LLCs include, among others, GTN Holdings LLC which owns 100 percent of the stock of PG&E GTN. In addition, PG&E NEG’s organization documents were modified to include the same structural elements as the LLCs.

GTN Holdings LLC’s charter requires unanimous approval of its Board of Control, including at least one independent director, before it can (a) consolidate or merge with any entity, (b) transfer substantially all of its assets to any entity, or (c) institute or consent to bankruptcy, insolvency, or similar proceedings or actions. GTN Holdings LLC may not declare or pay dividends unless the Board of Control has unanimously approved such action and GTN Holdings LLC, on a consolidated basis with PG&E GTN, meets specified financial requirements. After the restructuring was completed, two independent rating agencies, Standard & Poor’s Rating Group (S&P) and Moody’s Investor Service (Moody’s), reaffirmed investment grade ratings for PG&E GTN and issued investment grade ratings for PG&E NEG. (See “Note 3: Long-Term Debt” below, for current credit ratings of PG&E GTN.)

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

PG&E NEG, its subsidiaries and their lenders have been engaged in discussions to restructure these debt obligations and other commitments since October 2002. No agreement has been reached yet and there can be no assurance that an agreement will be reached. Any restructuring agreement that may be reached would be implemented through a reorganization proceeding under Chapter 11 of the Bankruptcy code.

Although PG&E NEG and its subsidiaries are continuing their efforts to maximize cash and reduce liabilities, such efforts are not expected to restore the financial condition of PG&E NEG and its subsidiaries. Absent a negotiated agreement, the lenders may exercise their default remedies or force PG&E NEG and certain of its subsidiaries into an involuntary proceeding under the Bankruptcy Code. Notwithstanding the status of current negotiations, PG&E NEG and certain of its subsidiaries also may elect to voluntarily seek protection under the Bankruptcy Code as early as the second quarter 2003.

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

The Utility is PG&E GTN’s largest customer, accounting for over 17 percent of its transportation revenues for the past several years. As a result of the April 6, 2001 filing with the Bankruptcy Court, $2.9 million due from the Utility for transportation services as of that date remain outstanding pending the decision of the Bankruptcy Court. In accordance with PG&E GTN’s FERC tariff provisions, the Utility has provided assurances in the form of cash to support its position as a shipper on the PG&E GTN pipeline. The Utility is current on all subsequent obligations incurred for the transportation services provided by PG&E GTN and has indicated its intention to remain current. The proposed plan of reorganization filed by PG&E Corporation and the Utility contemplates that the Utility will pay all its legitimate debts with interest. The Company anticipates that the Utility will pay the outstanding $2.9 million at the conclusion of the bankruptcy proceedings.

NOTE 3: LONG-TERM DEBT

Credit Ratings

During 2003, no changes have occurred in the credit ratings issued by either S&P or Moody’s for PG&E GTN. At March 31, 2003, PG&E GTN’s credit ratings from S&P and Moody’s were CCC, on CreditWatch with negative implications and B1, respectively.

S&P’s rating decision was made November 14, 2002, after PG&E GTN’s parent company, PG&E NEG, announced that it would not make certain interest and principal payments under its senior unsecured bonds and its unsecured bank credit facility. S&P stated that its rating action reflects the possibility that PG&E NEG may not be successful in resolving its financial difficulties outside of bankruptcy. S&P lowered PG&E GTN’s rating to reflect S&P’s maximum three-notch differential between the rating of a subsidiary and its ultimate parent. S&P noted that PG&E GTN’s stand-alone credit quality remains considerably stronger than the current rating would indicate.

Moody’s on November 13, 2002 moved PG&E GTN’s senior unsecured debt rating from Ba1 to B1. Moody’s stated in its press release that, “The downgrade of GTN… reflects continued reliance on these more predictable sources of cash flow to help support NEG’s funding requirements. GTN’s rating considers certain covenants that limit the level of dividends that can be paid to NEG.”

These rating changes have increased PG&E GTN’s costs to borrow money under its three year $125.0 million corporate credit facility pursuant to a credit agreement dated as of May 2, 2002 (Credit Agreement). Management has determined that the increase will not have a material impact on its financial condition, results of operations, or cash flows.

Debt Financing

PG&E GTN entered into two new debt instruments during 2002. PG&E GTN entered into a three year $125.0 million Credit Agreement dated as of May 2, 2002. The interest rate on the facility is based on the London Interbank Offer Rate (LIBOR) plus a credit spread. The credit spread percentage corresponds to a rating issued from time to time by S&P or Moody’s on PG&E GTN’s senior unsecured long-term debt and is currently 1.45 percent. At March 31, 2003, there were $40.0 million in outstanding borrowings under the Credit Agreement.

On June 6, 2002, PG&E GTN issued $100.0 million of 6.62 percent Senior Notes due June 6, 2012 pursuant to a Note Purchase Agreement dated June 6, 2002 (Note Purchase Agreement).

The Credit Agreement and the Note Purchase Agreement contain a covenant which limits total debt to 70.0 percent of total capitalization. At March 31, 2003, the total debt to total capitalization ratio, as defined in the agreements, was 52.6 percent and PG&E GTN was in compliance with all terms and conditions of its debt agreements.

At March 31, 2003, PG&E GTN also had outstanding $406.0 million of debt (principal amount exclusive of unamortized discount) that was issued in 1995.

NOTE 4: COMMITMENTS AND CONTINGENCIES

Credit Support

See “Related Party Transactions” in “Note 1: General” above, regarding a credit support agreement and guarantees issued to certain affiliates.

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

PG&E GTN believes that it is reasonably possible that it could incur a loss but it is not able to determine the amount of such loss and, therefore, whether such a loss would have a material adverse effect on PG&E GTN’s financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL

This information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in “Item 8, Financial Statements and Supplementary Data”, in PG&E Gas Transmission, Northwest Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The accompanying unaudited consolidated financial statements include PG&E Gas Transmission, Northwest Corporation and its wholly owned subsidiaries, North Baja Pipeline, LLC; Pacific Gas Transmission International, Inc.; Pacific Gas Transmission Company; PG&E Gas Transmission Service Company LLC (PG&E GTS); and its 50 percent ownership interest in a joint venture known as Stanfield Hub Services, LLC. PG&E Gas Transmission, Northwest Corporation and its subsidiaries are collectively referred to herein as PG&E GTN or the “Company”.

PG&E Gas Transmission, Northwest Corporation is an indirect wholly owned subsidiary of PG&E National Energy Group, Inc. (PG&E NEG) and is affiliated with, but is not the same company as, Pacific Gas and Electric Company (the Utility), the gas and electric company regulated by the California Public Utilities Commission (CPUC), which serves northern and central California. PG&E Corporation is the ultimate corporate parent for both PG&E NEG and the Utility.

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

PG&E NEG, its subsidiaries and their lenders have been engaged in discussions to restructure these debt obligations and other commitments since October 2002. No agreement has been reached yet and there can be no assurance that an agreement will be reached. Any restructuring agreement that may be reached would be implemented through a reorganization proceeding under Chapter 11 of the Bankruptcy code.

Although PG&E NEG and its subsidiaries are continuing their efforts to maximize cash and reduce liabilities, such efforts are not expected to restore the financial condition of PG&E NEG and its subsidiaries. Absent a negotiated agreement, the lenders may exercise their default remedies or force PG&E NEG and certain of its subsidiaries into an involuntary proceeding under the Bankruptcy Code. Notwithstanding the status of current negotiations, PG&E NEG and certain of its subsidiaries also may elect to voluntarily seek protection under the Bankruptcy Code as early as the second quarter 2003.

PG&E GTN is a natural gas pipeline company that owns and operates two pipeline systems – the system in the Pacific Northwest, which has been in operation and under control of PG&E GTN, or its predecessors, since inception in 1957, referred to herein as the GTN Pipeline system, or GTN, and the North Baja Pipeline (NBP) system which is owned by North Baja Pipeline, LLC.

The pipeline systems owned and operated by the Company are open-access systems that transport natural gas for third party shippers, on a nondiscriminatory basis. Both GTN and NBP are interstate pipeline systems. All natural gas transportation services that PG&E GTN provides are regulated by the Federal Energy Regulatory Commission (FERC, or Commission) and aspects of the operations, primarily related to safety, are regulated by the U.S. Department of Transportation.

GTN Pipeline –

The GTN pipeline system extends from a point near Kingsgate, British Columbia, on the British Columbia-Idaho border, to a point near Malin, Oregon, on the Oregon-California border, traversing Idaho, Washington, and Oregon. The natural gas that is transported comes primarily from supplies in Canada for customers located in the Pacific Northwest, Nevada, and California. Customers are principally local retail gas distribution utilities, electric generators that utilize natural gas to generate electricity, natural gas marketing companies that purchase and resell natural gas to utilities and end-use customers, natural gas producers, and industrial companies.

North Baja Pipeline –

The North Baja pipeline system extends from a point near Ehrenberg, Arizona to a point near Ogilby, California, on the California—Baja California, Mexico border. The natural gas that is transported comes primarily from supplies in the southwestern United States for markets in northern Baja California, Mexico. Customers are principally electric generators that utilize natural gas to generate electricity.

RISK FACTORS

The information in this Quarterly Report on Form 10-Q includes forward-looking statements that are necessarily subject to various risks and uncertainties. Use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “will,” “believe,” “could,” and similar expressions help identify forward-looking statements. These statements are based on current expectations and assumptions which management believes are reasonable and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. Although management believes that the expectations reflected in the forward looking statements are reasonable, future results, events, levels of activity, performance, or achievements cannot be guaranteed. Although management is not able to predict all the factors that may affect future results, some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or historical results include:

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

Current Conditions in the Energy Markets and the Economy. PG&E GTN’s future results of operation and financial condition may be affected by changes in the general economy, wars, embargoes, financial markets, interest rates, other industry participant failures, the markets perception of energy merchants, and other factors:

•	the volatility of commodity fuel and electricity prices and the spread between them (which may result from a variety of factors, including: weather; the supply and demand for energy commodities; the availability of competitively priced alternative energy sources; the level of production and availability of natural gas, crude oil, and coal; transmission or transportation constraints; federal and state energy and environmental regulation and legislation; the degree of market liquidity; natural disasters, wars, embargoes, and other catastrophic events); any resulting increases in the cost of producing power and decreases in prices of power sold, and whether PG&E GTN’s strategies to manage and respond to such volatility are successful;

•	the extent and timing of electric generation, pipeline, and storage expansion and retirement by others;

Actions of Counterparties. PG&E GTN’s future results of operation and financial condition may be affected by:

•	the financial condition of affiliates for whom PG&E GTN has provided credit support and the extent to which counterparties of such affiliates seek recourse via the credit support provided by PG&E GTN;

•	the extent to which counterparties seek to terminate tolling agreements and the amount of any termination damages they may seek to recover from PG&E NEG and/or PG&E GTN as guarantor;

•	the extent to which any counterparty defaults on its transportation contracts on GTN or North Baja Pipeline.

Accounting and Risk Management. PG&E GTN’s future results of operation and financial condition may be affected by:

•	the effect of new accounting pronouncements;

•	changes in critical accounting policies or estimates;

•	the effectiveness of PG&E GTN’s risk management policies and procedures;

•	the ability of PG&E GTN’s counterparties to satisfy their financial commitments to PG&E GTN and the impact of counterparties’ nonperformance on PG&E GTN’s liquidity position;

•	heightened rating agency criteria and the impact of changes in PG&E GTN’s credit ratings and its ability to obtain financing for planned development projects;

•	the continuing ability of existing customers to meet their financial obligations;

Legislative and Regulatory Matters. PG&E GTN’s business may be affected by:

•	legislative or regulatory changes affecting the electric and natural gas industries in the United States, including the pace and extent of efforts to restructure the electric and natural gas industries;

•	heightened regulatory and enforcement agency focus on the energy business with the potential for changes in industry regulations and in the treatment of PG&E GTN by state and federal agencies;

•	changes in or application of federal, state, and local laws and regulations to which PG&E GTN and its subsidiaries and the projects in which PG&E GTN invests are subject;

•	changes in or application of Canadian and Mexican laws, regulations, and policies which may impact PG&E GTN and its subsidiaries;

Pending Litigation and Environmental Matters. PG&E GTN’s future results of operation and financial condition may be affected by:

•	the effect of compliance with existing and future environmental and safety laws, regulations, and policies, the cost of which could be significant;

•	the outcome of pending or future litigation and environmental matters;

•	the outcome of the California Attorney General’s petition requesting revocation of PG&E Corporation’s exemption from the Public Utility Holding Company Act of 1935, and the effect of such outcomes, if any, on PG&E Corporation, PG&E NEG, and PG&E GTN.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003 and December 31, 2002, PG&E GTN had approximately $28.9 million and $10.6 million in cash and cash equivalents, respectively.

Sources of Capital – Historically, the Company’s capital requirements have been funded primarily from cash provided by operations, external financing, and capital contributions from its parent company. PG&E GTN has paid dividends as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures, and maintaining appropriate cash balances. Certain corporate actions have been taken which complied with rating agency criteria to further separate a subsidiary from its parent and affiliates, enabling PG&E GTN to retain its own credit rating based on its own creditworthiness. For more information on these corporate actions, see “Note 2: Relationship with PG&E Corporation and PG&E NEG” included in “Item 1: Notes to Consolidated Financial Statements” above. As a result of these actions, GTN Holdings LLC, PG&E GTN’s immediate parent, may not declare or pay dividends unless its Board of Control (including at least one independent director) has unanimously approved such dividends, and GTN Holdings LLC, on a consolidated basis with PG&E GTN, maintains a debt coverage ratio of not less than 2.25:1 and a leverage ratio of not greater than 0.70:1 after giving effect to the dividend, or an investment grade credit rating.

PG&E GTN has $85.0 million of borrowing capacity available under a three year $125.0 million corporate credit facility pursuant to a credit agreement dated as of May 2, 2002 (Credit Agreement). The interest rate on the facility is based on the London Interbank Offer Rate (LIBOR) plus a credit spread of currently 1.45 percent. The credit spread percentage corresponds to a rating issued from time to time by S&P or Moody’s on PG&E GTN’s senior unsecured long-term debt. At March 31, 2003, there were $40.0 million in outstanding borrowings under the Credit Agreement.

Net Cash Provided by Operating Activities – For the three months ended March 31, 2003, net cash provided by operating activities was $39.7 million, compared with $38.7 million for the same period in 2002. In the first quarter of 2003, a net increase in net payables to affiliates for accrued income taxes and an increase in the collateral deposit from the Utility provided a total of $7.6 million in positive cash flow. Changes in regulatory assets and liabilities provided $2.9 million and decreases in inventory and other working capital items provided $0.6 million. Partially offsetting those factors were lower net income in the first quarter of 2003 which was down $1.3 million from the first quarter of 2002, an increase in gas transportation and other receivables of $1.5 million, a reduction in accounts payable and accrued liabilities of $3.0 million, and net changes in other noncurrent assets and liabilities of $0.6 million.

Net Cash Used in Investing Activities – For the three months ended March 31, 2003, compared to the same period in 2002, net cash used in investing activities decreased by $39.4 million. The decrease primarily reflects the fact that PG&E GTN had two significant expansion projects underway in 2002: the 2002 expansion project on GTN, which is fully completed, and the North Baja Pipeline project, which is now operational and in the final stages of completion.

System Expansion and Business Development – PG&E GTN regularly solicits expressions of interest for the acquisition or development of additional pipeline capacity and may develop additional firm transportation capacity as sufficient demand is demonstrated. PG&E GTN has initiated preliminary assessments of lateral pipelines that would originate on the GTN mainline system and would extend to metropolitan areas in the Pacific Northwest. Additionally, PG&E GTN has been monitoring developments related to the future transportation needs of potential liquified natural gas (LNG) shippers and other entities that may locate their operations near the North Baja Pipeline. As a result, PG&E GTN recently began an open season to solicit expressions of interest for additional pipeline capacity on the North Baja system to deliver gas to Mexican and U.S. markets.

Net Cash Provided by (Used in) Financing Activities – For the three months ended March 31, 2003, cash used in financing activities was $18.0 million reflecting the paydown of borrowing under the Credit Agreement. No new debt was issued during the first quarter of 2003. No dividends were paid, nor were any capital contributions received during the first quarter of 2003. For the three months ended March 31, 2002, cash provided by financing activities was $5.1 million, reflecting a net borrowing of $5.0 million under the revolving credit agreement which existed in the first quarter of 2002, along with $22.1 million capital contributions received from parent, less a dividend payment of $22.0 million. See “Note 3: Long-Term Debt” included in “Item 1. Notes to Consolidated Financial Statements” above, for a further discussion of financing activities.

Credit Rating Changes – During 2003, no changes have occurred in the credit ratings issued by either S&P or Moody’s for PG&E GTN. See “Note 3. Long-Term Debt” included in “Item 1. Consolidated Financial Statements” above, for further information regarding recent credit rating changes.

Guarantees – At March 31, 2003 guarantees, on behalf of PG&E NEG subsidiaries with a face value of $278.7 million were outstanding to support trading activities, with an overall net exposure of $26.6 million on the transactions supported by the guarantees. The net exposure is comprised of the amount of outstanding guarantees directly supporting underlying transactions, net of offsetting positions, cash, and other collateral. PG&E GTN and PG&E Energy Trading Holdings Corporation (PG&E ET) have terminated the arrangements pursuant to which PG&E GTN provided guarantees on behalf of PG&E ET, although existing guarantees remain in effect.

In addition, guarantees with a face value of $174.0 million support PG&E Energy Trading – Power, LP (PGET), a subsidiary of PG&E ET, tolling agreements. At March 31, 2003 no direct exposure exists under these tolling agreement guarantees. See “Related Party Transactions” in “Note 1: General” included in “Item 1. Consolidated Financial Statements” above, for further detail regarding guarantees which remain in effect.

RISK MANAGEMENT ACTIVITIES

PG&E NEG has established a Risk Policy Committee and a risk management policy, which is also applicable to PG&E GTN. This committee oversees implementation and compliance with the policy and approves each risk management program.

Credit Risk – Credit risk is the risk of loss that PG&E GTN would incur if counterparties fail to perform their contractual obligations. PG&E GTN conducts business primarily with customers in the energy industry, and this concentration of counterparties may impact the overall exposure to credit risk in that its counterparties may be similarly affected by changes in economic, regulatory, or other conditions. PG&E GTN mitigates potential credit losses in accordance with established credit policies that establish the levels of business conducted with counterparties that have, or provide a guarantee from an entity that has, an acceptable investment grade credit rating as specified in GTN’s or NBP’s tariffs. For shippers that meet this standard, PG&E GTN will extend limited credit based on a shipper’s financial statements or on the financial statements of the guarantor, as applicable. For shippers not meeting these requirements, PG&E GTN will accept credit assurances either in the form of cash or a standby letter of credit. PG&E GTN reviews credit exposure to each counterparty monthly or on an event driven basis.

Regarding credit assurances, GTN is currently involved in several proceedings at FERC in which the Commission is evaluating the level of collateral that GTN may demand from shippers not meeting GTN’s credit standard. See “Part II: Other Information—Legal Proceedings” below, for a discussion of proceeding before the Commission at Docket Nos. RP03-41 and RP03-70. As a result of a May 7, 2003 FERC order under Docket No. RP03-70, GTN is modifying its tariff and shipper collateral requirements to reflect that GTN may demand collateral from shippers holding existing system capacity in an amount up to three months of the shipper’s demand charges. In addition, GTN has reduced collateral held from shippers providing collateral in the form of cash or a letter of credit in excess of three months of demand charges.

Market Risk –

GTN Pipeline – GTN Pipeline has sold approximately 94.9 percent of its total available long-term firm capacity of 2,795,680 Dth/d (winter capacity at Kingsgate) under long-term firm contracts with an average term of approximately 10.8 years. GTN remarkets the remaining 142,500 Dth/d Kingsgate capacity and 154,500 Dth/d Malin capacity as short-term (less than one year) firm capacity and anticipates that it will remarket the capacity on a long-term basis in the future. Variables that impact GTN’s ability to contract capacity under long-term firm agreements include, but are not limited to, continental gas supply and demand levels, the availability of energy substitutes, the availability and transportation cost of interconnecting pipeline facilities as well as the availability and transportation cost of competitive pipeline facilities that serve the same supply sources and market areas as GTN.

North Baja Pipeline – North Baja Pipeline has sold approximately 87.3 percent of its total available long-term firm capacity of 512,500 Dth/d (annual capacity from Ehrenberg to Ogilby) under long-term firm contracts with an average term of approximately 19.3 years. Due to increases in contract quantities with existing customers, North Baja Pipeline will have sold approximately 95.1 percent of its available long-term firm capacity by January 2006. North Baja remarkets the remaining capacity as short-term (less than one year) firm capacity and anticipates that it will remarket the capacity on a long-term basis in the future. See “System Expansion and Business Development” under “Liquidity and Capital Resources” above, for discussion regarding current open season for capacity. Variables that impact North Baja’s ability to contract capacity under long-term firm agreements include, but are not limited to, continental gas supply and demand levels, the availability of energy substitutes, the availability and transportation cost of interconnecting pipeline facilities as well as the availability and transportation cost of competitive pipeline facilities that serve the same supply sources and market areas as North Baja.

RESULTS OF OPERATIONS

Selected operating results and other data are as follows:

	Three Months Ended March 31,
	2003	2002
	(In Millions)
Operating revenues	$63.9	$58.5
Operating expenses	27.3	25.6

Operating income	36.6	32.9
Other income and (income deductions), net	0.3	3.3
Net interest expense	9.9	8.3

Income before taxes	26.9	27.9
Income tax expense	10.5	10.1

Net Income	$16.4	$17.7

Net Income – Net income for the three months ended March 31, 2003, decreased $1.3 million compared to the same period in 2002. The decrease reflects higher interest charges and unfavorable price differentials on the GTN system, partially offset by earnings generated by NBP, which went into service in late 2002, and proceeds from a contract termination. Further detail on the items effecting net income are reflected in the paragraphs which follow.

Operating Revenues - Operating revenues for the three months ended March 31, 2003 increased $5.4 million compared to the same period in 2002. The increase resulted from a combination of factors including $3.2 million of new revenues earned from NBP in 2003, which were not present in 2002, and a $2.7 million contract termination settlement fee which was received by NBP and recorded as Other Revenue. Partially offsetting these increases was the fact that commodity revenues which are related to actual gas flows were down in 2003 when compared to 2002 as a result of unfavorable price differentials between various points along the GTN system during the first quarter of 2003.

Operating Expenses - The components of total operating expenses are as follows:

	Three Months Ended March 31,
	2003	2002
	(In Millions)
Administrative and general	$6.8	$7.8
Operations and maintenance	4.3	3.8
Depreciation and amortization	12.9	11.2
Property and other taxes	3.3	2.8

Total operating expenses	$27.3	$25.6

For the three months ended March 31, 2003, compared with the same period in 2002, total operating expenses increased $1.7 million. Administrative and general expenses show a decline year over year which is due in large part to lower industry surcharge fees which are associated with actual gas deliveries. The reduction in these fees of $0.7 million are directly offset by corresponding revenue reductions and have no effect on net income. In addition, labor related savings and cost containment contributed to lower administrative and general expenses by $0.8 million in 2003, however, higher corporate allocations of $0.2 million and NBP expenses added $0.3 million. Operations and maintenance expenses are higher in 2003 due primarily to expenses on NBP. Depreciation expense was up as a result of depreciation of the NBP system of $1.2 million and from the completion of the 2002 expansion project on GTN. Property and other taxes were up approximately $0.2 million on GTN while property and other taxes on NBP added another $0.2 million.

Other income and (income deductions) – The decrease in other income is primarily due to the loss of comparable interest income of $1.4 million associated with the $75.0 million loan to PG&E Corp during 2002, which is no longer in place, and $1.7 million less AFUDC equity credits during 2003 resulting from reduced construction activity in 2003.

Interest Expense – Total interest expense for the three months ended March 31, 2003 was $1.6 million more than interest expense for the same period in 2002. Interest expense on borrowed funds was $1.0 million greater in 2003 as a result of higher outstanding debt levels, when compared to the same period in 2002. AFUDC credits for borrowed funds were down $0.5 million year over year as a result of lower construction activity in 2003. For the three months ended March 31, 2003, and 2002, the average interest rate on borrowed funds was approximately 7.2 percent and 6.8 percent, respectively, while the average balance of debt outstanding was $557.1 million and $532.6 million, respectively.

CRITICAL ACCOUNTING POLICIES – ACCOUNTING FOR THE EFFECTS OF REGULATION

PG&E GTN accounts for the financial effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” As a result of applying the provisions of SFAS No. 71, PG&E GTN has accumulated approximately $42.3 million of regulatory assets and $17.1 million of regulatory liabilities as of March 31, 2003.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

Consolidation of Variable Interest Entities – In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which expands upon existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities, and activities of another entity. FIN 46 notes that many of what are now referred to as “variable interest entities” have commonly been referred to as special-purpose entities or off-balance sheet structures. However, the Interpretation’s guidance is to be applied to not only these entities but to all entities found within a company. FIN 46 provides some general guidance as to the definition of a variable interest entity. PG&E GTN is currently assessing the impact, if any, of FIN 46 on its Consolidated Financial Statements.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities – In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. In addition, the Statement amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. The provisions of the Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.

The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. PG& E GTN is currently evaluating the impacts, if any, of SFAS No. 149 on its Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Risk Management Activities” included in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of PG&E GTN’s disclosure controls and procedures conducted on May 2, 2003, PG&E GTN’s principal executive and principal financial officers have concluded that such controls and procedures effectively ensure that information required to be disclosed by PG&E GTN in reports the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Natural Gas Royalties Complaint – See “Legal Matters” in “Note 4: Commitments and Contingencies” in Notes to Consolidated Financial Statements included in “Item 1, Consolidated Financial Statements” above.

PG&E Gas Transmission, Northwest Corporation, FERC Docket Nos. RP99-518-019; RP99-518-020; RP99-518-021; RP99-518-022 – Between March 1, 2001 and June 1, 2001, GTN entered into ten contracts with eight different shippers under which the shippers agreed to pay a negotiated rate for service based on the differentials between spot market gas prices at various points on GTN’s system. In accordance with procedures established by FERC, GTN filed Tariff sheets with the Commission outlining the specific transactions. In a series of orders, FERC accepted each of these filings, allowed GTN to place the negotiated rates into effect, but set the rates subject to refund. As it indicated in one order, GTN’s filings satisfy the requirements of GTN’s Tariff and its negotiated rate filing requirements; however, “the Commission has concerns regarding the use of a price differential between two points using spot market indices.” (PG&E Gas Transmission, Northwest Corporation, 95 FERC ¶ 20 61,475, at 4-5.) On September 13, 2001, the Commission issued an order setting the proceedings for an expedited hearing, and required GTN to file minor changes to its FERC Gas Tariff. GTN submitted direct testimony on October 4, 2001. FERC Staff submitted reply testimony on November 1, 2001, materially supporting GTN’s direct testimony. No other entity submitted testimony in the proceeding. On January 28, 2002, GTN submitted an Offer of Settlement in this proceeding, which does not propose a refund of any revenue collected by GTN. FERC staff filed comments in support of the Offer of Settlement, and the CPUC filed comments opposed to the Offer of Settlement. Both GTN and FERC staff filed reply comments in opposition to the CPUC’s comments and urged the Administrative Law Judge (ALJ) to certify the Offer of Settlement to the Commission. On April 4, 2002, the ALJ certified the Offer of Settlement to the Commission. On September 23, 2002, FERC issued an order approving the settlement in all respects and terminating the proceeding. On October 23, 2002, the CPUC filed a request for rehearing of the Commission’s September 23 order. On February 5, 2003, FERC denied the CPUC’s request for rehearing. No party appealed the Commission’s decision within the statutory time frame and FERC’s approval of the Offer of Settlement is final. These proceedings are terminated.

e prime, inc., FERC Docket No. RP03-41 and RP03-70 – On October 29, 2002, e prime, inc.(e prime), a shipper on the GTN Pipeline system, filed a complaint with the FERC in Docket No. RP03-41 alleging that GTN’s credit requirements were too onerous and not supported by the pipeline’s Tariff. On November 8, 2002, GTN responded to the complaint, and also filed revised Tariff sheets in Docket No. RP03-70, clarifying its credit procedures. Significant issues raised in the proceeding include whether GTN can require up to one year of collateral from shippers that do not maintain an investment grade rating and whether such collateral must be maintained in segregated accounts. On December 6, 2002, FERC issued an order accepting and suspending GTN’s Tariff filing in Docket No. RP03-70, subject to the outcome of a technical conference, which was held on January 10, 2003. Initial and reply comments to the technical conference were filed by GTN and various parties.

On January 24, 2003, the Commission issued an order in the underlying e prime complaint proceeding (Docket No. RP03-41) supporting GTN’s determination that e prime was not creditworthy pursuant to GTN’s Tariff, and directing GTN to provide additional information supporting its Tariff requirements. GTN provided the additional information on January 29, 2003.

On March 14, 2003, FERC issued an order granting e prime’s complaint to the extent that GTN required e prime to provide a prepayment of 12 months of demand charges, and directed GTN to refund to e prime collateral held in excess of 3 months of demand charges. In accordance with the Commission’s order, GTN refunded $0.5 million to e prime, inclusive of interest. GTN also reduced the amount of collateral held from other similarly situated shippers. On April 14, 2003, GTN filed for rehearing and clarification of the Commission’s March 14 Order. On May 7, 2003, the Commission issued an Order in Docket No. RP03-70, accepting GTN’s tariff filing subject to further modifications, including a requirement that GTN modify its tariff to limit the amount of collateral it is entitled to require from shippers, with an S&P rating less than BBB receiving service on existing system facilities, to three months of demand charges. GTN will comply with the Commission’s requirements, and may seek rehearing of this order. At the conclusion of these proceedings, GTN may be permitted to reinstate its collateral requirement to 12 months of demand charges for some or all of its shippers and/or be required to hold shipper collateral in segregated accounts. PG&E GTN does not expect that the ultimate outcome of these matters will have a material adverse effect on its financial condition, results of operations, or cash flows.

County of Imperial and City of El Centro v. California State Lands Commission (North Baja Pipeline LLC, Intergen Services, Inc. and Sempra Energy, Real Parties in Interest), Sacramento County (California) Superior Court Case No. 02CS00327 (“North Baja Pipeline Litigation”) – North Baja and the California State Lands Commission are defendants in an action brought by the County of Imperial and the City of El Centro alleging that the environmental impact report prepared for the North Baja pipeline by the California State Lands Commission fails to meet the requirements of the California Environmental Quality Act (CEQA). Intergen and Sempra were subsequently dismissed from the case. The action contains eleven causes of action, all of which are alleged violations of CEQA. The first cause of action alleges that the State Lands Commission, in preparing the environmental impact report, failed to address environmental justice issues. The remaining causes of action all challenge the environmental impact report on various grounds. Most of these causes of action are based on a claim and theory that the environmental impact report was required to evaluate and mitigate, as part of the North Baja pipeline project, potential air emissions from power plants located in Mexico which (in addition to plants in San Diego County) will be served by the pipeline. Petitioners’ prayer for relief further seeks to enjoin construction of the pipeline, although to date no injunction has been sought. A hearing on the merits of the case was held on September 13, 2002. On November 27, 2002, Judge Gail D. Ohanesian of the Sacramento County Superior Court entered a Judgment Denying the Petition for Writ of Mandate and Denying Request for Declaratory and Injunctive Relief granting judgment in favor of the California State Lands Commission and North Baja Pipeline, LLC and against Petitioners. On January 31, 2003, Petitioners filed a Notice of Appeal appealing the Superior Court’s judgment to the California Court of Appeal, Third District. PG&E GTN contemplates that the Court of Appeal will not issue its decision on Petitioners’ appeal before the latter part of 2003 or early 2004. To date, Petitioners have not applied for an injunction from the Court of Appeal pending final resolution of their appeal by that court. PG&E GTN believes that the outcome of this matter will not have a material adverse affect on its financial condition or results of operations.

ITEM	5. OTHER INFORMATION

PG&E Gas Transmission, Northwest Corporation’s earnings to fixed charges ratio for the three months ended March 31, 2003 was 3.7:1. The statement of the foregoing ratio, together with the statement of the computation of the foregoing ratio filed as Exhibit 12 hereto, is included herein for the purpose of incorporating such information and exhibit into Registration Statement No. 33-91048 relating to PG&E GTN’s debt outstanding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit 12 – Computation of Ratio of Earnings to Fixed Charges.

Exhibit 99 – Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were issued during the quarter ended March 31, 2003, and through the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PG&E GAS TRANSMISSION, NORTHWEST CORPORATION (Registrant)

May 13, 2003	By:	/s/ THOMAS B. KING
Name: Thomas B. King Title: President

May 13, 2003	By:	/s/ THOMAS E. LEGRO
Name: Thomas E. Legro Title: Vice President and Controller

CERTIFICATION OF THOMAS B. KING, PRINCIPAL EXECUTIVE OFFICER,

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas B. King, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of PG&E GTN;

2.	Based on my knowledge, this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report on Form 10-Q;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”); and

•	presented in this Quarterly Report on Form 10-Q our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report on Form 10-Q whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003	/S/ THOMAS B. KING
Thomas B. King President

CERTIFICATION OF THOMAS E. LEGRO, PRINCIPAL FINANCIAL OFFICER,

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas E. Legro, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of PG&E GTN;

2.	Based on my knowledge, this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report on Form 10-Q;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”); and

•	presented in this Quarterly Report on Form 10-Q our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report on Form 10-Q whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003	/S/ THOMAS E. LEGRO
Thomas E. Legro Vice President and Controller

EXHIBIT INDEX

Exhibit No.:	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

99	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002