Form 10-Q
period 2003-06-30
PG&E GAS TRANSMISSION NORTHWEST CORP
filed 2003-08-14
CIK 75491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2003.

1,000 shares of common stock no par value. (All shares are owned by GTN Holdings LLC.)

Registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q

and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I:    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E Gas Transmission, Northwest Corporation

Statements of Condensed Consolidated Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(In Thousands)	2003	2002	2003	2002

OPERATING REVENUES:
Gas transportation	$44,121	$43,215	$90,366	$90,206
Gas transportation for affiliates	14,231	10,845	29,013	22,333
Other	431	49	3,270	98

Total operating revenues	58,783	54,109	122,649	112,637

OPERATING EXPENSES:
Administrative and general	7,146	7,603	13,995	15,463
Operations and maintenance	4,369	3,770	8,704	7,543
Depreciation and amortization	12,899	11,208	25,782	22,416
Property and other taxes	3,284	2,641	6,562	5,447

Total operating expenses	27,698	25,222	55,043	50,869

OPERATING INCOME	31,085	28,887	67,606	61,768

OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during construction	154	3,533	323	5,389
Interest income	126	1,514	260	3,059
Other—net	(143)	14	(130)	(57)

Total other income and (income deductions)	137	5,061	453	8,391

INTEREST EXPENSE:
Interest on long-term debt	9,941	9,389	19,879	18,299
Allowance for borrowed funds used during construction	(101)	(820)	(206)	(1,473)
Other interest charges	47	82	111	174

Net interest expense	9,887	8,651	19,784	17,000

INCOME BEFORE INCOME TAXES	21,335	25,297	48,275	53,159

INCOME TAX EXPENSE	8,445	8,501	18,978	18,640

NET INCOME	$12,890	$16,796	$29,297	$34,519

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

PG&E Gas Transmission, Northwest Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

(In Thousands)	June 30, 2003	December 31, 2002

PROPERTY, PLANT and EQUIPMENT:
Property, plant and equipment in service	$1,836,418	$1,818,312
Accumulated depreciation and amortization	(643,156)	(619,539)

Net plant in service	1,193,262	1,198,773
Construction work in progress	17,288	30,317

Total property, plant and equipment—net	1,210,550	1,229,090

CURRENT ASSETS:
Cash and cash equivalents	18,634	10,621
Accounts receivable—gas transportation (net of allowance for doubtful accounts of $1,406 in each period)	16,386	17,430
Accounts receivable—transportation imbalances and fuel	2,810	1,631
Accounts receivable—affiliated companies	8,096	8,918
Inventories (at average cost)	6,919	8,050
Note receivable—affiliated company	467	467
Prepayments and other current assets	1,650	1,256

Total current assets	54,962	48,373

OTHER NON-CURRENT ASSETS:
Income tax related regulatory assets	31,900	32,077
Deferred charge on reacquired debt	7,028	7,630
Unamortized debt expense	3,249	3,508
Other regulatory assets	3,171	2,607
Other	12,292	10,933

Total other non-current assets	57,640	56,755

TOTAL ASSETS	$1,323,152	$1,334,218

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

PG&E Gas Transmission, Northwest Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

CAPITALIZATION AND LIABILITIES

(In Thousands)	June 30, 2003	December 31, 2002

CAPITALIZATION:
Common stock—no par value, 1,000 shares authorized, issued, and outstanding	$85,474	$85,474
Additional paid-in capital	245,417	245,417
Reinvested earnings	171,919	142,622

Total common stock equity	502,810	473,513
Long-term debt	525,059	556,003

Total capitalization	1,027,869	1,029,516

CURRENT LIABILITIES:
Long-term debt—current portion	6,000	6,000
Accounts payable	8,485	19,469
Accounts payable to affiliates	11,951	19,296
Accrued interest	4,848	5,074
Accrued liabilities	2,457	2,984
Accrued taxes	1,480	2,193

Total current liabilities	35,221	55,016

NON-CURRENT LIABILITIES:
Deferred income taxes	234,537	226,823
Other	25,525	22,863

Total non-current liabilities	260,062	249,686

COMMITMENTS and CONTINGENCIES (Note 4)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$1,323,152	$1,334,218

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

PG&E Gas Transmission, Northwest Corporation

Statements of Condensed Consolidated Common Stock Equity

(Unaudited)

	Six Months Ended June 30,

(In Thousands)	2003	2002

BALANCE AT BEGINNING OF PERIOD	$473,513	$448,416
Net income	29,297	34,519
Dividend to parent company	—	(44,000)
Contribution from parent company	—	73,001

BALANCE AT END OF PERIOD	$502,810	$511,936

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

PG&E Gas Transmission, Northwest Corporation

Statements of Condensed Consolidated Cash Flows

(Unaudited)

	Six Months Ended June 30,

(In Thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,297	$34,519
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	25,782	22,416
Deferred income taxes	7,714	9,021
Allowance for equity funds used during construction	(323)	(5,389)
Changes in operating assets and liabilities:
Accounts receivable—gas transportation and other	(135)	(964)
Accounts payable and accrued liabilities	(11,737)	10,087
Net receivable/payable—affiliates, income taxes and other	(6,523)	2,494
Accrued taxes, other than income	(713)	278
Inventory	1,131	(785)
Other working capital	(394)	1,089
Regulatory accruals	3,136	(507)
Other—net	(1,359)	(102)

Net cash provided by operating activities	45,876	72,157

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(6,713)	(112,789)
Note receivable—parent	—	75,000
Allowance for borrowed funds used during construction	(206)	(1,473)

Net cash used in investing activities	(6,919)	(39,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(30,944)	(286,944)
Long-term debt issued, net of issuance costs	—	302,000
Cash dividends paid to parent	—	(44,000)
Equity contribution from parent	—	73,001

Net cash provided by (used in) financing activities	(30,944)	44,057

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,013	76,952

CASH AND CASH EQUIVALENTS AT JANUARY 1	10,621	4,146

CASH AND CASH EQUIVALENTS AT JUNE 30	$18,634	$81,098

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$19,220	$17,253
Income taxes paid to parent	$18,936	$12,515

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for PG&E Gas Transmission, Northwest Corporation and its wholly owned subsidiaries which include North Baja Pipeline, LLC; Pacific Gas Transmission Company; PG&E Gas Transmission Service Company LLC; Pacific Gas Transmission International, Inc.; and a 50 percent interest in a joint venture known as Stanfield Hub Services, LLC. PG&E Gas Transmission, Northwest Corporation and its subsidiaries are collectively referred to herein as PG&E GTN, or the “Company”.

On July 8, 2003, PG&E NEG, PG&E GTN’s indirect corporate parent, filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Maryland, Greenbelt Division (Bankruptcy Court), Case No. 03-30459. In addition, each of the following indirect wholly owned subsidiaries of PG&E NEG filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court: PG&E Energy Trading Holdings Corporation (Case No. 03-30463), PG&E Energy Trading-Power, L.P. (Case No. 03-30461), PG&E Energy Trading—Gas Corporation (Case No. 03-30464), PG&E ET Investments Corporation (Case No.03-30462) (collectively, the ET Companies), and USGen New England, Inc. (USGenNE) (Case No. 03-30465). On July 29, 2003, two other PG&E NEG subsidiaries, Quantum Ventures and PG&E Energy Services Ventures, Inc., each voluntarily filed petitions in the Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code. It is anticipated that the Chapter 11 case of USGenNE will be administered separately from the Chapter 11 cases of PG&E NEG and the other subsidiaries. Pursuant to Chapter 11 of the Bankruptcy Code, PG&E NEG and these subsidiaries retain control of their assets and are authorized to operate their businesses as debtors in possession while being subject to the jurisdiction of the Bankruptcy Court. PG&E Gas Transmission, Northwest Corporation has not filed for bankruptcy and does not anticipate doing so.

PG&E Corporation is the ultimate parent corporation of both PG&E NEG and the Company. Under the proposed plan of reorganization PG&E NEG filed with the Bankruptcy Court, if confirmed by the Bankruptcy Court and implemented, PG&E Corporation would no longer have any equity interest in PG&E NEG or the Company. PG&E Corporation may, however, continue to provide certain services on an interim basis, including the administration of employee benefits.

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

Related Party Transactions

Credit Support for Affiliates

PG&E GTN’s Board of Directors authorized PG&E GTN to execute and deliver guarantees to support obligations of PG&E Energy Trading Holdings Corporation (PG&E ET), a wholly owned subsidiary of PG&E NEG, in an aggregate amount not to exceed $900.0 million, and PG&E GTN entered into a Credit Support Agreement with PG&E ET. This Credit Support Agreement was terminated on October 18, 2002, although certain guarantees existing prior to October 18, 2002, as described below, remain in effect.

Guarantees In Support of Trading Activities—At June 30, 2003 and December 31, 2002 guarantees in support of trading activities, on behalf of PG&E ET, with a face value of $195.7 million and $364.4 million, respectively, were outstanding. The estimated overall net exposure was $7.8 million and $37.4 million on the transactions supported by the guarantees at June 30, 2003 and December 31, 2002, respectively. The estimated net exposure is comprised of the amount of outstanding guarantees directly supporting underlying transactions, net of offsetting positions, cash, and other collateral.

On July 14, 2003, J. Aron & Company issued a payment demand to PG&E GTN under an existing guarantee in an aggregate amount of approximately $1.2 million. On July 16, 2003, Morgan Stanley Capital Group Inc. issued a payment demand to PG&E GTN under an existing guarantee in an aggregate amount of approximately $4.4 million. PG&E GTN is evaluating these payment demands.

Guarantees in Support of Tolling Agreements—PG&E GTN provided a secondary guarantee to Liberty Electric Power, LLC (Liberty) which guaranteed certain obligations of PG&E Energy Trading—Power, LP (PGET), a subsidiary of PG&E ET, related to a tolling agreement (the Liberty Toll) between PGET and Liberty. The current face amount of the guarantee is $140 million, declining by $10 million annually each April. As a result of PG&E NEG’s filing for bankruptcy, PG&E GTN has become the primary guarantor of PGET’s obligation under the Liberty Toll. On July 22, 2003, Liberty issued a $4.4 million payment demand to PG&E GTN under the guarantee, ostensibly for a capacity payment due from PGET to Liberty arising prior to PGET’s filing for bankruptcy protection. PG&E GTN is evaluating this claim.

On August 6, 2003, the Bankruptcy Court approved PGET’s motion to reject the Liberty Toll, and that agreement is now terminated. Whether and to the extent either Liberty or PGET may be found liable for termination payments under the Liberty Toll is subject to dispute. If liability is established and PGET is responsible for termination payments to Liberty, PG&E GTN will be the primary guarantor for any amounts due to Liberty. PG&E GTN will then have a claim against PGET for any amounts paid by PG&E GTN to Liberty under the guarantee. If PG&E GTN becomes directly liable under the guarantee for substantial termination payments under the Liberty Toll, such liability could have a material adverse effect on its financial condition, results of operations, or cash flows.

PG&E GTN had issued a guarantee on behalf of PGET for payment obligations under an 8-year tolling agreement with DTE Georgetown, LLC (DTE) in an amount not to exceed $24.0 million. On June 26, 2003, PG&E GTN, PGET, and DTE entered into a Termination Agreement which terminated the tolling agreement. In consideration for a payment of approximately $30 million by PGET, the Termination Agreement releases and discharges PGET from any and all obligations under the Tolling Agreement and PG&E GTN under its guarantee of PGET’s obligations, subject to restoration of PG&E GTN’s guarantee obligation in the limited event that DTE may be required to disgorge amounts received from PGET.

Other Related Party Activity

During the three-month periods ended June 30, 2003 and 2002, PG&E GTN provided transportation services to the Utility and PG&E GTN’s other affiliates in the normal course of business which accounted for approximately $14.2 million, or 24 percent, and $10.8 million, or 20 percent, respectively, of PG&E GTN’s transportation revenues. On a six-month basis ending June 30, 2003 and 2002, PG&E GTN provided transportation services to the Utility and PG&E GTN’s other affiliates in the normal course of business which accounted for approximately $29.0 million, or 24 percent, and $22.3 million, or 20 percent, respectively, of PG&E GTN’s transportation revenues.

The Company is charged by PG&E Corporation, PG&E NEG, and other affiliates for services, such as legal, tax, treasury, human resources, and other administrative functions, and for other costs incurred on PG&E GTN’s behalf, including employee benefit costs, insurance and other related costs. The charges for these costs are based on direct assignment to the extent practicable or by using allocation methods that the Company believes are reasonable reflections of the utilization of services provided to or for the benefits received by the Company. For the three-month periods ended June 30, 2003 and 2002, PG&E GTN has reflected $3.6 million and $3.9 million, respectively, in its operating expenses for administrative charges from affiliates. For the six-month periods ended June 30, 2003 and 2002, PG&E GTN has reflected $6.3 million and $6.5 million, respectively, in its operating expenses for administrative charges from affiliates.

PG&E GTN holds a cash deposit in the amount of $14.2 million from the Utility as security for the Utility’s obligations under transportation contracts with PG&E GTN, per standard credit terms and requirements. PG&E GTN accrued $0.1 million in interest expense related to the cash deposit from the Utility during the six-month periods ended June 30, 2003 and 2002.

Adoption of New Accounting Policies

Except as disclosed below, PG&E GTN is following the same accounting principles discussed in its 2002 Annual Report on Form 10-K.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

PG&E GTN incorporated the clarified disclosure requirements from Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) into its December 31, 2002, disclosures of guarantees. Beginning January 1, 2003, PG&E GTN applied the initial recognition and initial measurement provisions of FIN 45 to guarantees issued or modified after December 31, 2002. PG&E GTN has not issued or modified any guarantees after December 31, 2002. Accordingly, the adoption of FIN 45 has had no impact on the Consolidated Financial Statements of PG&E GTN.

FIN 45 elaborates on existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, it must recognize liability for the fair value of the obligation it assumes under that guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that specified triggering events or conditions occur. This information must also be disclosed in interim and annual financial statements.

The adoption of this interpretation did not result in the recognition of any initial liability for the issuance or modification of a guarantee during the six months ended June 30, 2003.

Accounting for Costs Associated with Exit or Disposal Activities

On January 1, 2003 PG&E GTN adopted Statement of Financial Accounting Standard (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (EITF 94-3). Under EITF 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan if certain other criteria were met. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value. The adoption of this Statement did not have any current impact on the Consolidated Financial Statements of PG&E GTN at the date of adoption.

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

PG&E GTN did not recognize any asset retirement obligation associated with its gas transmission facilities because a reasonable estimate of fair value cannot be made regarding the timing of any asset retirements. PG&E GTN collects estimated removal costs in rates through depreciation in accordance with regulatory treatment. These amounts do not represent SFAS No. 143 asset retirement obligations and will continue to be recorded within accumulated depreciation. PG&E GTN estimated the related removal costs accrued within accumulated depreciation were approximately $11.7 million on June 30, 2003.

Accounting Pronouncements Issued But Not Yet Adopted

Changes to Accounting for Certain Derivative Contracts

In June 2003, the FASB issued a new Derivatives Implementation Group (DIG) interpretation of SFAS No. 133, Issue No. C20, “Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature” (DIG C20). PG&E GTN has determined that this interpretation has no impact on its Consolidated Financial Statements.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150). The Statement addresses concerns of how to measure and classify in the statement of financial position certain financial instruments that have characteristics of both liabilities and equity. The following freestanding financial instruments must be classified as liabilities: mandatorily redeemable financial instruments, obligations to repurchase an issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares.

The requirements of SFAS No. 150 are applicable to PG&E GTN in the third quarter of 2003. The Statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. PG&E GTN has determined that SFAS No. 150 has no impact on its Consolidated Financial Statements.

Determining Whether an Arrangement Contains a Lease

In May 2003, the EITF reached consensus on EITF 01-8, “Determining whether an Arrangement Contains a Lease” (EITF 01-8). EITF 01-8 establishes criteria to be applied to any new or modified agreement in order to ascertain if such agreement is in effect a lease, and subject to lease accounting treatment and disclosure requirements principally found in SFAS No. 13, “Accounting for Lease” (SFAS No. 13). EITF 01-8 is effective for all new or modified arrangements entered into as of July 12, 2003. PG&E GTN has determined that EITF 01-8 has no impact on its Consolidated Financial Statements.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The provisions of the Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.

The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. PG&E GTN is currently evaluating the impacts, if any, of SFAS No. 149 on its Consolidated Financial Statements.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which expands upon existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities, and activities of another entity or arrangement with which it is involved. A “variable interest entity” is an entity that does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties or an entity where equity investors lack the essential characteristics of a controlling financial interest. PG&E GTN is currently assessing the impact, if any, of FIN 46 on its Consolidated Financial Statements.

NOTE 2:    RELATIONSHIP WITH PG&E CORPORATION AND PG&E NEG

In December 2000, and January and February 2001, PG&E Corporation and PG&E NEG completed a corporate restructuring that involved the use or creation of limited liability companies (LLCs) as intermediate owners between a parent and its subsidiaries. The LLCs include, among others, GTN Holdings LLC, which owns 100 percent of the stock of PG&E GTN. In addition, PG&E NEG’s organization documents were modified to include the same structural elements as the LLCs.

GTN Holdings LLC’s charter requires unanimous approval of its Board of Control, including at least one independent director before it can (a) consolidate or merge with any entity, (b) transfer substantially all of its assets to any entity, or (c) institute or consent to bankruptcy, insolvency, or similar proceedings or actions. GTN Holdings LLC may not declare or pay dividends unless the Board of Control has unanimously approved such action and GTN Holdings LLC, on a consolidated basis with PG&E GTN, meets specified financial requirements. After the restructuring was completed, two independent rating agencies, Standard & Poor’s Rating Group (S&P) and Moody’s Investor Service (Moody’s), reaffirmed investment grade ratings for PG&E GTN and issued investment grade ratings for PG&E NEG. (See “Note 3: Long-Term Debt” below, for current credit ratings of PG&E GTN.)

Effect of PG&E NEG bankruptcy filing on PG&E GTN

On July 8, 2003, PG&E NEG, PG&E GTN’s indirect corporate parent, filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Maryland, Greenbelt Division (Bankruptcy Court), Case No. 03-30459. In addition, each of the following indirect wholly owned subsidiaries of PG&E NEG filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court: PG&E Energy Trading Holdings Corporation (Case No. 03-30463), PG&E Energy Trading-Power, L.P. (Case No. 03-30461), PG&E Energy Trading – Gas Corporation (Case No. 03-30464), PG&E ET Investments Corporation (Case No.03-30462) (collectively, the ET Companies), and USGen New England, Inc. (USGenNE) (Case No. 03-30465). On July 29, 2003, two other PG&E NEG subsidiaries, Quantum Ventures and PG&E Energy Services Ventures, Inc., each voluntarily filed petitions in the Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code. It is anticipated that the Chapter 11 case of USGenNE will be administered separately from the Chapter 11 cases of PG&E NEG and the other subsidiaries. Pursuant to Chapter 11 of the Bankruptcy Code, PG&E NEG and these subsidiaries retain control of their assets and are authorized to operate their businesses as debtors in possession while being subject to the jurisdiction of the Bankruptcy Court. PG&E GTN has not filed for bankruptcy and does not anticipate doing so.

PG&E Corporation is the ultimate parent corporation of both PG&E NEG and the Company. Under the proposed plan of reorganization PG&E NEG filed with the Bankruptcy Court, if confirmed by the Bankruptcy Court and implemented, PG&E Corporation would no longer have any equity interest in PG&E NEG or the Company. PG&E Corporation may, however, continue to provide certain services on an interim basis, including the administration of employee benefits.

In conjunction with the Chapter 11 filings, members of the Boards of Directors of both PG&E NEG and the Company who were employed by PG&E Corporation have resigned and have been replaced. As disclosed in the recent PG&E GTN Current Report on Form 8-K, on July 8, 2003, Thomas B. King resigned from his positions as President of the Company and as a director of the Company, and Bruce R. Worthington and Peter A. Darbee resigned as directors of the Company, simultaneously with their resignations from similar posts at PG&E NEG. On that same date, Sanford L. Hartman, Robert T. Howard, and John C. Barpoulis were elected as directors of the Company, and P. Chrisman Iribe was appointed as President.

Effect of Utility bankruptcy on PG&E GTN

On April 6, 2001, the Utility filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California. Pursuant to Chapter 11 of the U.S. Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court for the Northern District of California.

The Utility and PG&E Corporation initially filed a proposed plan of reorganization for the Utility (the Initial Plan) that entailed separating the Utility into four distinct businesses. The Initial Plan did not directly affect the Company, except that the Company has executed an agreement to sell to a subsidiary of the Utility approximately 2.66 miles of 42-inch and 36-inch mainline pipe from the Company’s southernmost meter station to the California border, conditioned on approval of the Initial Plan and authorization from the Federal Energy Regulatory Commission (FERC or Commission) requesting approval to effectuate the sale.

Under a revised proposed plan of reorganization (the Revised Plan) the Utility would remain a vertically integrated utility subject to the jurisdiction of the CPUC. Under the Revised Plan, the Company will not consummate the sale of pipe to the Utility as contemplated by the Initial Plan. The Revised Plan does not directly affect the Company.

The Utility is PG&E GTN’s largest customer, accounting for approximately 20 percent of its transportation revenues for the past several years. As a result of the Utility’s Chapter 11 filing on April 6, 2001, $2.9 million due from the Utility for transportation services as of that date remains outstanding pending the implementation of the Revised Plan. In accordance with PG&E GTN’s FERC tariff provisions, the Utility has provided assurances in the form of cash to support its position as a shipper on the PG&E GTN pipeline. The Utility is current on all subsequent obligations incurred for the transportation services provided by PG&E GTN and has indicated its intention to remain current. The Revised Plan contemplates that the Utility will pay all its legitimate debts with interest. The Company anticipates that the Utility will pay the outstanding $2.9 million plus interest at the conclusion of its bankruptcy proceedings.

NOTE 3:    LONG-TERM DEBT

Credit Ratings

At June 30, 2003, PG&E GTN’s credit ratings from Standard and Poor’s (S&P) and Moody’s Investors Service (Moody’s) were “CCC”, on CreditWatch with negative implications and “B1”, respectively.

On July 8, 2003, S&P lowered its corporate credit rating for PG&E GTN to “CC” from “CCC” and removed the rating from CreditWatch. S&P stated that PG&E GTN’s rating was lowered to reflect a differential between a rating on a ring-fenced entity and its parent; in this case, PG&E NEG, which filed for bankruptcy protection. S&P explained that “[w]hile GTN benefits from the legal protection of various structural enhancements that allow Standard & Poor’s to rate it primarily on its own merits, it guarantees several obligations of its energy trading affiliate which, if demanded, may be difficult to fund and may result in GTN seeking protection from its creditors.”

On July 9, 2003, Moody’s downgraded PG&E GTN to “B2” from “B1”, with a negative outlook. Moody’s stated that “the downgrade and negative outlook for GTN’s rating incorporate GTN’s affiliation with a bankrupt entity and the contingent liabilities from its guarantees of the trading and tolling obligations of PG&E Energy Trading Holdings Corporation (ET), PG&E NEG’s energy trading subsidiary which is in bankruptcy. However, GTN’s ratings also recognize certain protections provided its creditors by its ring-fenced structure and covenants that limit the level of dividends that can be paid to PG&E NEG and require unanimous board approval, including that of an independent member, to put GTN into bankruptcy. GTN enjoys a sound stand-alone financial profile, and Moody’s believes that it has sufficient debt and borrowing capacity to finance a reasonable range of liquidity calls that could materialize out of these guarantees.”

These rating changes have not increased PG&E GTN’s costs to borrow money under its three year $125.0 million corporate credit facility pursuant to a credit agreement dated as of May 2, 2002 (Credit Agreement).

Debt Financing

PG&E GTN entered into two new debt instruments during 2002. PG&E GTN entered into a three year $125.0 million Credit Agreement dated as of May 2, 2002. The interest rate on the facility is based on the London Interbank Offer Rate plus a credit spread. The credit spread corresponds to a rating issued from time to time by S&P or Moody’s on PG&E GTN’s senior unsecured long-term debt and was 1.45 percent at June 30, 2003. There were $27.0 million in outstanding borrowings under the Credit Agreement at June 30, 2003.

On June 6, 2002, PG&E GTN issued $100.0 million of 6.62 percent Senior Notes due June 6, 2012 pursuant to a Note Purchase Agreement dated June 6, 2002 (Note Purchase Agreement).

The Credit Agreement and the Note Purchase Agreement contain a covenant which limits total debt to 70.0 percent of total capitalization. At June 30, 2003, the total debt to total capitalization ratio, as defined in the agreements, was 51 percent and PG&E GTN was in compliance with all terms and conditions of its debt agreements.

At June 30, 2003, PG&E GTN also had outstanding $406.0 million of debt (principal amount exclusive of unamortized discount) that was issued in 1995.

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

PG&E GTN believes the allegations to be without merit and intends to present a vigorous defense. PG&E GTN is unable to predict the outcome of this matter.

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

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for PG&E Gas Transmission, Northwest Corporation and its wholly owned subsidiaries which include North Baja Pipeline, LLC; Pacific Gas Transmission Company; PG&E Gas Transmission Service Company LLC; Pacific Gas Transmission International, Inc.; and a 50 percent interest in a joint venture known as Stanfield Hub Services, LLC. PG&E Gas Transmission, Northwest Corporation and its subsidiaries are collectively referred to herein as PG&E GTN, or the “Company”.

PG&E GTN is an indirect wholly owned subsidiary of PG&E National Energy Group, Inc. (PG&E NEG) and is affiliated with, but is not the same company as, Pacific Gas and Electric Company (the Utility), the gas and electric company regulated by the California Public Utilities Commission, which serves northern and central California. PG&E Corporation is the ultimate corporate parent for both PG&E NEG and the Utility.

On July 8, 2003, PG&E NEG, PG&E GTN’s indirect corporate parent, filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Maryland, Greenbelt Division (Bankruptcy Court), Case No. 03-30459. In addition, each of the following indirect wholly owned subsidiaries of PG&E NEG filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court: PG&E Energy Trading Holdings Corporation (Case No. 03-30463), PG&E Energy Trading-Power, L.P. (Case No. 03-30461), PG&E Energy Trading – Gas Corporation (Case No. 03-30464), PG&E ET Investments Corporation (Case No.03-30462) (collectively, the ET Companies), and USGen New England, Inc. (USGenNE) (Case No. 03-30465). On July 29, 2003, two other PG&E NEG subsidiaries, Quantum Ventures and PG&E Energy Services Ventures, Inc., each voluntarily filed petitions in the Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code. It is anticipated that the Chapter 11 case of USGenNE will be administered separately from the Chapter 11 cases of PG&E NEG and the other subsidiaries. Pursuant to Chapter 11 of the Bankruptcy Code, PG&E NEG and these subsidiaries retain control of their assets and are authorized to operate their businesses as debtors in possession while being subject to the jurisdiction of the Bankruptcy Court. PG&E GTN has not filed for bankruptcy and does not anticipate doing so.

PG&E Corporation is the ultimate parent corporation of both PG&E NEG and the Company. Under the proposed plan of reorganization PG&E NEG filed with the Bankruptcy Court, if confirmed by the Bankruptcy Court and implemented, PG&E Corporation would no longer have any equity interest in PG&E NEG or the Company. PG&E Corporation may, however, continue to provide certain services on an interim basis, including the administration of employee benefits.

In conjunction with the Chapter 11 filings, members of the Boards of Directors of both PG&E NEG and the Company who were employed by PG&E Corporation have resigned and have been replaced. As disclosed in the recent PG&E GTN Current Report on Form 8-K, on July 8, 2003, Thomas B. King resigned from his positions as President of the Company and as a director of the Company, and Bruce R. Worthington and Peter A. Darbee resigned as directors of the Company, simultaneously with their resignations from similar posts at PG&E NEG. On that same date, Sanford L. Hartman, Robert T. Howard, and John C. Barpoulis were elected as directors of the Company, and P. Chrisman Iribe was appointed as President.

PIPELINE OPERATIONS

PG&E GTN is a natural gas pipeline company that owns and operates two pipeline systems—the system in the Pacific Northwest, which has been in operation and under control of PG&E GTN, or its predecessors, since inception in 1957, referred to herein as the GTN Pipeline system, or GTN, and the North Baja Pipeline (NBP) system which is owned by North Baja Pipeline, LLC.

The pipeline systems owned and operated by the Company are interstate, open-access pipeline systems that transport natural gas for third party shippers, on a nondiscriminatory basis. All natural gas transportation services that PG&E GTN provides are regulated by the Federal Energy Regulatory Commission (FERC, or Commission) and aspects of the operations, primarily related to safety, are regulated by the U.S. Department of Transportation.

GTN Pipeline—The GTN Pipeline system extends from a point near Kingsgate, British Columbia, on the British Columbia-Idaho border, to a point near Malin, Oregon, on the Oregon-California border, traversing Idaho, Washington, and Oregon. The natural gas that is transported comes primarily from supplies in Canada for customers located in the Pacific Northwest, Nevada, and California. Customers are principally local retail gas distribution utilities, electric generators that utilize natural gas to generate electricity, natural gas marketing companies that purchase and resell natural gas to utilities and end-use customers, natural gas producers, and industrial companies.

North Baja Pipeline—The NBP system extends from a point near Ehrenberg, Arizona to a point near Ogilby, California, on the California—Baja California, Mexico border. The natural gas that is transported comes primarily from supplies in the southwestern United States for markets in northern Baja California, Mexico. Customers are principally electric generators that utilize natural gas to generate electricity.

RISK FACTORS

The information in this Quarterly Report on Form 10-Q, including this MD&A, contains forward-looking statements that are necessarily subject to various risks and uncertainties. Use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “will,” “believe,” “could,” and similar expressions help identify forward-looking statements. These statements are based on current expectations and assumptions which management believes are reasonable and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. Although management believes that the expectations reflected in the forward looking statements are reasonable, future results, events, levels of activity, performance, or achievements cannot be guaranteed. Although management is not able to predict all the factors that may affect future results, some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or historical results include:

Efforts of Parent and Affiliates to Reorganize under Chapter 11 of the U.S. Bankruptcy Code.    PG&E GTN’s future financial condition, results of operations, and cash flows may be affected by:

•	the outcome of PG&E NEG and certain of its subsidiaries bankruptcy proceedings, and the effect of such actions on PG&E GTN; and

•	the effect of the Utility bankruptcy proceedings on PG&E GTN.

Operational Risks.    PG&E GTN’s future financial condition, results of operations, and cash flows may be affected by:

•	the extent to which PG&E GTN’s current or planned development of pipeline projects are completed and the pace and cost of that completion, including the extent to which commercial operations of these development projects are delayed or prevented because of financial or liquidity constraints or by various development and construction risks such as PG&E GTN’s failure to obtain necessary permits or equipment, the failure of third-party contractors to perform their contractual obligations, or the failure of necessary equipment to perform as anticipated; and

•	future transportation capacity contract levels which are affected by general economic and financial market conditions and changes in interest rates, among other factors.

Current Conditions in the Energy Markets and the Economy.    PG&E GTN’s future financial condition, results of operations, and cash flows may be affected by changes in the general economy, wars, embargoes, financial markets, interest rates, other industry participant failures, the markets’ perception of energy merchants, and other factors:

•	the volatility of commodity fuel and electricity prices and the spread between them (which may result from a variety of factors, including: weather; the supply of and demand for energy commodities; the availability of competitively priced alternative energy sources; the level of production and availability of natural gas, crude oil, and coal; transmission or transportation constraints; federal and state energy and environmental regulation and legislation; the degree of market liquidity; natural disasters, wars, embargoes, and other catastrophic events); any resulting increases in the cost of producing power and decreases in prices of power sold, and whether PG&E GTN’s strategies to manage and respond to such volatility are successful; and

•	the extent and timing of electric generation, pipeline, and storage expansion and retirement by others.

Actions of Counterparties.    PG&E GTN’s financial condition, results of operations, and cash flows may be affected by:

•	the financial condition of affiliates for whom PG&E GTN has provided credit support and the extent to which counterparties of such affiliates seek recourse via the credit support provided by PG&E GTN; and

•	the extent to which any counterparty defaults on its transportation contracts with GTN or NBP.

Accounting and Risk Management.    PG&E GTN’s future financial condition, results of operations, and cash flows may be affected by:

•	the effect of new accounting pronouncements;

•	changes in critical accounting policies or estimates;

•	the effectiveness of PG&E GTN’s risk management policies and procedures; and

•	heightened rating agency criteria and the impact of changes in PG&E GTN’s credit ratings and its ability to obtain financing for scheduled debt maturities in 2005 and planned development projects.

Legislative and Regulatory Matters.    PG&E GTN’s business may be affected by:

•	legislative or regulatory changes affecting the electric and natural gas industries in the United States, including the pace and extent of efforts to restructure the electric and natural gas industries;

•	heightened regulatory and enforcement agency focus on the energy business with the potential for changes in industry regulations and in the treatment of PG&E GTN by state and federal agencies;

•	changes in or application of federal, state, and local laws and regulations to which PG&E GTN and its subsidiaries and the projects in which PG&E GTN invests are subject; and

•	changes in or application of Canadian and Mexican laws, regulations, and policies which may impact PG&E GTN and its subsidiaries.

Pending Litigation and Environmental Matters.    PG&E GTN’s future financial condition, results of operations, and cash flows may be affected by:

•	the effect of compliance with existing and future environmental and safety laws, regulations, and policies, the cost of which could be significant; and

•	the outcome of pending or future litigation and environmental matters.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003 and December 31, 2002, PG&E GTN had approximately $18.6 million and $10.6 million in cash and cash equivalents, respectively.

Sources of Capital—Historically, the Company’s capital requirements have been funded primarily from cash provided by operations, external financing, and capital contributions from its parent company. PG&E GTN has paid dividends as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures, and maintaining appropriate cash balances. Certain corporate actions have been taken which complied with rating agency criteria to further separate a subsidiary from its parent and affiliates, enabling PG&E GTN to retain its own credit rating based on its own creditworthiness. For more information on these corporate actions, see “Note 2: Relationship with PG&E Corporation and PG&E NEG” included in “Item 1: Condensed Consolidated Financial Statements” above. As a result of these actions, GTN Holdings LLC, PG&E GTN’s immediate parent, may not declare or pay dividends unless its Board of Control (including at least one independent director) has unanimously approved such dividends, and GTN Holdings LLC, on a consolidated basis with PG&E GTN, maintains a debt coverage ratio of not less than 2.25:1 and a leverage ratio of not greater than 0.70:1 after giving effect to the dividend, or an investment grade credit rating.

PG&E GTN has $98.0 million of borrowing capacity available under a three year $125.0 million corporate credit facility pursuant to a credit agreement dated as of May 2, 2002 (Credit Agreement). The interest rate on the facility is based on the London Interbank Offer Rate plus a credit spread of currently 1.45 percent. The credit spread corresponds to a rating issued from time to time by Standard and Poor’s (S&P) or Moody’s Investors Service (Moody’s) on PG&E GTN’s senior unsecured long-term debt. At June 30, 2003, there were $27.0 million in outstanding borrowings under the Credit Agreement.

Net Cash Provided by Operating Activities—For the six months ended June 30, 2003, net cash provided by operating activities was $45.9 million, compared with $72.2 million for the same period in 2002. During 2003, the Company made payments to affiliates for accrued income taxes in the amount of $18.9 million, compared to $12.5 million in 2002. Changes in accounts payable and accrued liabilities resulted in a net use of $11.7 million in 2003 as a result of the conclusion of construction activities on NBP, while in the first half of 2002, construction was on the increase which drove accounts payable up, providing cash flow of $10.1 million. Net income was $5.2 million lower in 2003 than 2002, however when combined with the changes in depreciation and amortization, deferred income tax expense and Allowance for Funds Used During Construction (AFUDC) equity income recorded, the net cash provided was approximately $1.9 million greater in 2003 than in 2002. Changes in regulatory assets and liabilities also provided $3.6 million more in cash flow in 2003 than in 2002.

Net Cash Used in Investing Activities—For the six months ended June 30, 2003, compared to the same period in 2002, net cash used in investing activities decreased by $32.3 million. During 2002 PG&E GTN had two significant expansion projects underway which are now fully completed: the 2002 expansion project on GTN and the North Baja Pipeline project. In the second quarter of 2002, the Company received payment of $75.0 million which was previously loaned to PG&E Corporation. AFUDC on borrowed funds has decreased in 2003, when compared to 2002, as a result of the significantly lower levels of construction activity underway in 2003.

System Expansion and Business Development—PG&E GTN regularly solicits expressions of interest for the acquisition or development of additional pipeline capacity and may develop additional firm transportation capacity as sufficient demand is demonstrated. PG&E GTN has initiated preliminary assessments of lateral pipelines that would originate on the GTN mainline system and would extend to metropolitan areas in the Pacific Northwest. Additionally, PG&E GTN has been monitoring developments related to the future transportation needs of potential liquified natural gas shippers and other entities that may locate their operations near the North Baja Pipeline. As a result, PG&E GTN recently began an open season to solicit expressions of interest for additional pipeline capacity on the NBP system to deliver gas to Mexican and U.S. markets.

Net Cash Provided by (Used in) Financing Activities—For the six months ended June 30, 2003, cash used in financing activities was $30.9 million reflecting the paydown of borrowing under the Credit Agreement. No new debt was issued during the first half of 2003. No dividends were paid, nor were any capital contributions received during the first half of 2003. For the six months ended June 30, 2002, cash provided by financing activities was $44.1 million, reflecting a net borrowing of $15.0 million under the revolving credit agreement or the subsequent Credit Agreement which were in place in the first half of 2002, along with $73.0 million capital contributions received from parent, less a dividend payment of $44.0 million. See “Note 3: Long-Term Debt” included in “Item 1. Notes to Condensed Consolidated Financial Statements” above, for a further discussion of financing activities.

Credit Rating Changes—During 2003, changes have occurred in the credit ratings issued by both S&P and Moody’s for PG&E GTN. See “Note 3. Long-Term Debt” included in “Item 1. Condensed Consolidated Financial Statements” above, for further information regarding recent credit rating changes.

Guarantees—PG&E GTN’s Board of Directors authorized PG&E GTN to execute and deliver guarantees to support obligations of PG&E Energy Trading Holdings Corporation (PG&E ET), a wholly owned subsidiary of PG&E NEG, in an aggregate amount not to exceed $900.0 million, and PG&E GTN entered into a Credit Support Agreement with PG&E ET. This Credit Support Agreement was terminated on October 18, 2002, although certain guarantees existing prior to October 18, 2002, as described below, remain in effect.

Guarantees In Support of Trading Activities—At June 30, 2003 and December 31, 2002 guarantees in support of trading activities, on behalf of PG&E ET, with a face value of $195.7 million and $364.4 million, respectively, were outstanding. The estimated overall net exposure was $7.8 million and $37.4 million on the transactions supported by the guarantees at June 30, 2003 and December 31, 2002, respectively. The estimated net exposure is comprised of the amount of outstanding guarantees directly supporting underlying transactions, net of offsetting positions, cash, and other collateral.

On July 14, 2003, J. Aron & Company issued a payment demand to PG&E GTN under an existing guarantee in an aggregate amount of approximately $1.2 million. On July 16, 2003, Morgan Stanley Capital Group Inc. issued a payment demand to PG&E GTN under an existing guarantee in an aggregate amount of approximately $4.4 million. PG&E GTN is evaluating these payment demands.

Guarantees in Support of Tolling Agreements—PG&E GTN provided a secondary guarantee to Liberty Electric Power, LLC (Liberty) guaranteeing certain obligations of PG&E Energy Trading – Power, LP (PGET), a subsidiary of PG&E ET, related to a tolling agreement (the Liberty Toll) between PGET and Liberty. The current face amount of the guarantee is $140 million, declining by $10 million annually each April. As a result of NEG’s filing for bankruptcy, PG&E GTN has become the primary guarantor of PGET’s obligation under the Liberty Toll. On July 22, 2003, Liberty issued a $4.4 million payment demand to PG&E GTN under the guarantee, ostensibly for a capacity payment due from PGET to Liberty arising prior to PGET’s filing for bankruptcy protection. PG&E GTN is evaluating this claim.

On August 6, 2003, the Bankruptcy Court approved PGET’s motion to reject the Liberty Toll, and that agreement is now terminated. Whether and to the extent either Liberty or PGET may be found liable for termination payments under the Liberty Toll is subject to dispute. If liability is established and PGET is responsible for termination payments to Liberty, PG&E GTN will be the primary guarantor for any amounts due to Liberty. PG&E GTN will then have a claim against PGET for any amounts paid by PG&E GTN to Liberty under the guarantee. If PG&E GTN becomes directly liable under the guarantee for substantial termination payments under the Liberty Toll, such liability could have a material adverse effect on its financial condition, results of operations, or cash flows.

PG&E GTN had issued a guarantee on behalf of PGET for payment obligations under an 8-year tolling agreement with DTE Georgetown, LLC (DTE) in an amount not to exceed $24.0 million. On June 26, 2003, PG&E GTN, PGET, and DTE entered into a Termination Agreement which terminated the tolling agreement. In consideration for a payment of approximately $30 million by PGET, the Termination Agreement releases and discharges PGET from any and all obligations under the Tolling Agreement and PG&E GTN under its guarantee of PGET’s obligations, subject to restoration of PG&E GTN’s guarantee obligation in the limited event that DTE may be required to disgorge amounts received from PGET.

CREDIT AND MARKET RISK MANAGEMENT ACTIVITIES

PG&E NEG has established a Risk Policy Committee and a risk management policy, which is also applicable to PG&E GTN. This committee oversees implementation and compliance with the policy and approves each risk management program.

Credit Risk—Credit risk is the risk of loss that PG&E GTN would incur if counterparties fail to perform their contractual obligations. PG&E GTN conducts business primarily with customers in the energy industry, and this concentration of counterparties may impact the overall exposure to credit risk in that its counterparties may be similarly affected by changes in economic, regulatory, or other conditions. PG&E GTN mitigates potential credit losses in accordance with established credit policies that establish the levels of business conducted with counterparties that have, or provide a guarantee from an entity that has, an acceptable investment grade credit rating as specified in GTN’s or NBP’s system tariffs. For shippers that meet this standard, PG&E GTN will extend limited credit based on a shipper’s financial statements or on the financial statements of the guarantor, as applicable. For shippers not meeting these requirements, PG&E GTN will accept credit assurances either in the form of cash or a standby letter of credit. PG&E GTN reviews credit exposure to each counterparty periodically or on an event driven basis.

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

Mirant Americas Energy Marketing, LP (MAEM), one of PG&E GTN’s shippers, voluntarily filed for Chapter 11 Bankruptcy protection on July 14, 2003. MAEM has not defaulted on any of their contracts or obligations, and PG&E GTN holds the maximum amount of collateral allowed by tariff. MAEM was current with its obligations with PG&E GTN at the time of the Chapter 11 filing. PG&E GTN does not expect the MAEM bankruptcy filing to have a material adverse effect on its financial condition, results of operations, or cash flows.

Market Risk—

GTN Pipeline—At June 30, 2003 GTN Pipeline has sold approximately 94.2 percent of its total available long-term firm capacity under long-term firm contracts with an average term of approximately 10.6 years. GTN remarkets the remaining capacity as short-term (less than one year) firm capacity and/or on a long-term basis and anticipates that it will remarket the capacity on a long-term basis in the future. Variables that impact GTN’s ability to contract capacity under long-term firm agreements include, but are not limited to, continental gas supply and demand levels, the availability of energy substitutes, the availability and transportation cost of interconnecting pipeline facilities as well as the availability and transportation cost of competitive pipeline facilities that serve the same supply sources and market areas as GTN.

North Baja Pipeline—At June 30, 2003 NBP has sold approximately 87.2 percent of its total available long-term firm capacity under long-term firm contracts with an average term of approximately 19.1 years. NBP has entered into contractual commitments which when fully implemented in January 2006 will result in a subscription rate for available long-term firm capacity of 95.0 percent. NBP remarkets the remaining capacity as short-term (less than one year) firm capacity and/or on a long-term basis and anticipates that it will remarket the capacity on a long-term basis in the future. See “System Expansion and Business Development” under “Liquidity and Capital Resources” above, for discussion regarding current open season for capacity. Variables that impact NBP’s ability to contract capacity under long-term firm agreements include, but are not limited to, continental gas supply and demand levels, the availability of energy substitutes, the availability and transportation cost of interconnecting pipeline facilities as well as the availability and transportation cost of competitive pipeline facilities that serve the same supply sources and market areas as NBP.

RESULTS OF OPERATIONS

Selected operating results and other data are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Millions)		(In Millions)
Operating revenues	$58.8	$54.1	$122.6	$112.6
Operating expenses	27.7	25.2	55.0	50.9

Operating income	31.1	28.9	67.6	61.7
Other income and (income deductions), net	0.1	5.1	0.5	8.4
Net interest expense	9.9	8.7	19.8	17.0

Income before taxes	21.3	25.3	48.3	53.1
Income tax expense	8.4	8.5	19.0	18.6

Net Income	$12.9	$16.8	$29.3	$34.5

Net Income—Net income for the three- and six-month periods ended June 30, 2003 decreased $3.9 million and $5.2 million, respectively, compared to the same periods in 2002. Higher operating revenues during 2003 as a result of NBP going into service in late 2002, were more than offset by a combination of higher operating expenses, including depreciation on NBP, reduced AFUDC income in 2003, lower interest income, and higher cost of borrowed funds. Further detail on the items effecting net income are reflected in the paragraphs which follow.

Operating Revenues—Operating revenues for the three- and six-month periods ended June 30, 2003 increased $4.7 million and $10.0 million, respectively, compared to the same period in 2002. The increases resulted from a combination of factors including $4.7 million of new revenues earned from NBP in the three-month period ended June 30, 2003 and a total of $8.0 million for the six-month period ended June 30, 2003, which were not present in the comparable periods in 2002. In addition, a $2.7 million contract termination settlement fee was received by NBP and recorded as Other Revenue during the first quarter of 2003. Partially offsetting these increases was the fact that long-term firm commodity revenues related to actual gas flows, short-term firm revenues, and interruptible revenues were all down in 2003 when compared to 2002 as a result of unfavorable price differentials between various points along the GTN system during the first half of 2003.

Operating Expenses—The components of total operating expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Millions)		(In Millions)
Administrative and general	$7.1	$7.6	$14.0	$15.5
Operations and maintenance	4.4	3.8	8.7	7.5
Depreciation and amortization	12.9	11.2	25.8	22.4
Property and other taxes	3.3	2.6	6.5	5.5

Total operating expenses	$27.7	$25.2	$55.0	$50.9

For the three- and six- month periods ended June 30, 2003, compared with the same periods in 2002, total operating expenses increased $2.5 million and $4.1 million, respectively. For the three- month period ended June 30, 2003, administrative and general expenses show a decline year over year, due in large part to lower industry surcharge fees that are associated with actual gas deliveries which have been lower in 2003 than in 2002. The reduction in these fees of $0.5 million are directly offset by corresponding revenue reductions and have no effect on net income. In addition, labor related savings and cost containment efforts reduced administrative and general expenses by $0.6 million in 2003, however, corporate allocations were $0.1 million higher than the prior year period and NBP expenses in 2003 added $0.3 million. Operations and maintenance expenses are higher in 2003 due in part to higher labor costs on GTN and expenses on NBP which were not present in 2002. Depreciation expense was up as a result of depreciation on the NBP system of $1.3 million and from the completion of the 2002 expansion project on GTN. Property and other taxes were up approximately $0.4 million on GTN and $0.2 million on NBP as a result of the completion of the 2002 GTN expansion and the NBP system.

For the six- month period ended June 30, 2003, administrative and general expenses show a decline year over year which is due in large part to lower industry surcharge fees that are associated with actual gas deliveries which have been lower in 2003 than in 2002. The reduction in surcharge fees of $1.2 million are directly offset by corresponding revenue reductions and have no effect on net income. In addition, labor related savings and cost containment efforts reduced administrative and general expenses by $1.2 million in 2003, however, corporate allocations were $0.3 million higher than the prior year period and NBP expenses in 2003 added $0.6 million. Operations and maintenance expenses are higher in 2003 due in part to higher labor costs on GTN and expenses on NBP which were not present in 2002. Depreciation expense was up as a result of depreciation on the NBP system of $2.6 million and from the completion of the 2002 expansion project on GTN. Property and other taxes were up approximately $0.7 million on GTN and $0.6 million on NBP as a result of the completion of the 2002 GTN expansion and the NBP system.

Other income and (income deductions)—For the three- and six- month periods ended June 30, 2003, compared with the same periods in 2002, the decrease in other income is primarily due to the loss of comparable interest income of $1.4 million, and $2.8 million, respectively, associated with the $75.0 million loan to PG&E Corporation during 2002, which is no longer in place, and $3.4 million, and $5.1 million, respectively, less AFUDC equity credits during 2003 resulting from reduced construction activity in 2003.

Interest Expense—Total interest expense for the three- and six- month periods ended June 30, 2003 was $1.2 million and $2.8 million more, respectively, than interest expense for the same periods in 2002. Interest expense on borrowed funds was $0.6 million greater in the quarter ended June 30, 2003 and $1.6 million greater for the six- month period ended June 30, 2003 than during the comparable periods of 2002 as a result of higher outstanding debt levels and slightly higher average interest rates in 2003, when compared to the same periods in 2002. AFUDC credits for borrowed funds were down $0.7 million and $1.3 million for the three- and six- month periods ended June 30, 2003, respectively, from the same periods in 2002 as a result of lower construction activity in 2003. For the three-month period ended June 30, 2003, and 2002, the average interest rate on borrowed funds was approximately 7.4 percent and 7.1 percent, respectively, while the average balance of debt outstanding was $541.4 million and $533.3 million, respectively. For the six-month period ended June 30, 2003, and 2002, the average interest rate on borrowed funds was approximately 7.3 percent and 6.9 percent, respectively, while the average balance of debt outstanding was $549.2 million and $532.9 million, respectively.

CRITICAL ACCOUNTING POLICIES—ACCOUNTING FOR THE EFFECTS OF REGULATION

PG&E GTN accounts for the financial effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” As a result of applying the provisions of SFAS No. 71, PG&E GTN has accumulated approximately $42.1 million of regulatory assets and $16.8 million of regulatory liabilities as of June 30, 2003.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

Changes to Accounting for Certain Derivative Contracts—In June 2003, the Financial Accounting Standards Board (FASB) issued a new Derivatives Implementation Group (DIG) interpretation of SFAS No. 133, Issue No. C20, “Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature” (DIG C20). PG&E GTN has determined that this interpretation has no impact on its Consolidated Financial Statements.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity—In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150). The Statement addresses concerns of how to measure and classify in the statement of financial position certain financial instruments that have characteristics of both liabilities and equity. The following freestanding financial instruments must be classified as liabilities: mandatorily redeemable financial instruments, obligations to repurchase an issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares.

The requirements of SFAS No. 150 are applicable to PG&E GTN in the third quarter of 2003. The Statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. PG&E GTN has determined that SFAS No. 150 has no impact on its Consolidated Financial Statements.

Determining Whether an Arrangement Contains a Lease—In May 2003, the Emerging Issues Task Force (EITF) reached consensus on EITF 01-8, “Determining whether an Arrangement Contains a Lease” (EITF 01-8). EITF 01-8 establishes criteria to be applied to any new or modified agreement in order to ascertain if such agreement is in effect a lease, and subject to lease accounting treatment and disclosure requirements principally found in SFAS No. 13, “Accounting for Lease” (SFAS No. 13). EITF 01-8 is effective for all new or modified arrangements entered into as of July 12, 2003. PG&E GTN has determined that EITF 01-8 has no impact on its Consolidated Financial Statements.

Consolidation of Variable Interest Entities—In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which expands upon existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities, and activities of another entity or arrangement with which it is involved. A “variable interest entity” is an entity that does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties or an entity where equity investors lack the essential characteristics of a controlling financial interest. PG&E GTN is currently assessing the impact, if any, of FIN 46 on its Consolidated Financial Statements.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities—In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The provisions of the Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.

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

On an ongoing basis, PG&E GTN assesses measures that may need to be taken to comply with environmental laws and regulations related to its operations. PG&E GTN believes that it is in substantial compliance with applicable existing environmental requirements and that the ultimate amount of costs, individually or in the aggregate, that it may incur in connection with its compliance and remediation activities will not have a material effect on its financial condition, results of operations, or cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Credit and Market Risk Management Activities” included in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

ITEM 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of PG&E GTN’s disclosure controls and procedures as of June 30, 2003, PG&E GTN’s principal executive and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E GTN in reports the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, PG&E GTN’s controls over financial reporting.

PART II:    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Natural Gas Royalties Complaint—See “Legal Matters” in “Note 4: Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements included in “Item 1, Condensed Consolidated Financial Statements” above.

e prime, inc., FERC Docket No. RP03-41 and RP03-70—On October 29, 2002, e prime, inc. (e prime), a shipper on the GTN Pipeline system, filed a complaint with the FERC in Docket No. RP03-41 alleging that GTN’s credit requirements were too onerous and not supported by the pipeline’s Tariff. On November 8, 2002, GTN responded to the complaint, and also filed revised Tariff sheets in Docket No. RP03-70, clarifying its credit procedures. Significant issues raised in the proceeding include whether GTN can require up to one year of collateral from shippers that do not maintain an investment grade rating and whether such collateral must be maintained in segregated accounts. On December 6, 2002, FERC issued an order accepting and suspending GTN’s Tariff filing in Docket No. RP03-70, subject to the outcome of a technical conference, which was held on January 10, 2003. Initial and reply comments to the technical conference were filed by GTN and various parties.

On January 24, 2003, the Commission issued an order in the underlying e prime complaint proceeding (Docket No. RP03-41) supporting GTN’s determination that e prime was not creditworthy pursuant to GTN’s Tariff, and directing GTN to provide additional information supporting its Tariff requirements. GTN provided the additional information on January 29, 2003.

On March 14, 2003, FERC issued an order granting e prime’s complaint to the extent that GTN required e prime to provide a prepayment of 12 months of demand charges, and directed GTN to refund to e prime collateral held in excess of 3 months of demand charges. In accordance with the Commission’s order, GTN refunded $0.5 million to e prime, inclusive of interest. GTN also reduced the amount of collateral held from other similarly situated shippers. On April 14, 2003, GTN filed for rehearing and clarification of the Commission’s March 14 Order. On July 2, FERC issued an order granting GTN’s request for clarification and denying GTN’s request for rehearing. On May 7, 2003, the Commission issued an Order in Docket No. RP03-70, accepting GTN’s tariff filing subject to further modifications, including a requirement that GTN modify its tariff to limit the amount of collateral it is entitled to require from existing shippers, with an S&P rating less than BBB receiving service on existing system facilities, to three months of demand charges. On May 19, 2003 GTN filed tariff sheets in compliance with the Commission’s May 7 Order, and on June 6, 2003, GTN and certain other parties filed requests for rehearing of that order.

At the conclusion of these proceedings, GTN may be permitted to reinstate its collateral requirement to twelve months of demand charges for some or all of its shippers and/or be required to hold shipper collateral in segregated accounts. PG&E GTN does not expect that the ultimate outcome of these matters will have a material adverse effect on its financial condition, results of operations, or cash flows.

County of Imperial and City of El Centro v. California State Lands Commission (North Baja Pipeline LLC, Intergen Services, Inc. and Sempra Energy, Real Parties in Interest), California Court of Appeal, Third Appellate District, Civil No. C043219 (“North Baja Pipeline Litigation”)—North Baja Pipeline, LLC and the California State Lands Commission are defendants in an action brought by the County of Imperial and the City of El Centro alleging that the environmental impact report prepared for the North Baja pipeline by the California State Lands Commission fails to meet the requirements of the California Environmental Quality Act (CEQA). Intergen and Sempra were subsequently dismissed from the case. The action contains eleven causes of action, all of which are alleged violations of CEQA. The first cause of action alleges that the State Lands Commission, in preparing the environmental impact report, failed to address environmental justice issues. The remaining causes of action all challenge the environmental impact report on various grounds. Most of these causes of action are based on a claim and theory that the environmental impact report was required to evaluate and the California State Lands Commission was required to mitigate, as part of the North Baja pipeline project, potential air emissions from power plants located in Mexico which (in addition to plants in San Diego County) will be served by the pipeline. Petitioners’ prayer for relief further seeks to enjoin construction of the pipeline, although to date no injunction has been sought. A Superior Court hearing on the merits of the case was held on September 13, 2002. On November 27, 2002, Judge Gail D. Ohanesian of the Sacramento County Superior Court entered a Judgment Denying the Petition for Writ of Mandate and Denying Request for Declaratory and Injunctive Relief granting judgment in favor of the California State Lands Commission and North Baja Pipeline, LLC and against Petitioners.

On January 31, 2003, Petitioners filed a Notice of Appeal appealing the Superior Court’s judgment to the California Court of Appeal, Third Appellate District. Petitioners/Appellants filed their Opening Brief on May 27, 2003, and Respondents California State Lands Commission and North Baja Pipeline, LLC filed their Opposition Briefs on July 15, 2003. Petitioners/Appellants will file a Reply Brief in August 2003. PG&E GTN contemplates that the Court of Appeal will not issue its decision on Petitioners’ appeal before the latter part of 2003 or early 2004. PG&E GTN believes that the outcome of this matter will not have a material adverse effect on its financial condition, results of operations, or cash flows.

ITEM 5.    OTHER INFORMATION

PG&E Gas Transmission, Northwest Corporation’s earnings to fixed charges ratio for the six-month period ended June 30, 2003 was 3.4 to 1. The statement of the foregoing ratio, together with the statement of the computation of the foregoing ratio filed as Exhibit 12 hereto, is included herein for the purpose of incorporating such information and exhibit into Registration Statement No. 33-91048 relating to PG&E GTN’s debt outstanding.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	—	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a–14(a).

Exhibit 31.2	—	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a–14(a).

Exhibit 32.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K were issued during the quarter ended June 30, 2003, and through the date hereof:

1.	July 2, 2003

Item 5.	Other Events—Termination of Guarantee.

Item 7.	Financial Statements and Exhibit—Termination Agreement dated June 26, 2003.

2.	July 18, 2003

Item 5.	Other Events—PG&E National Energy Group, Inc. bankruptcy; Rating Agency Action; Change in Directors and Officers.

Item 7.	Financial Statements and Exhibit—Credit Agency Press Releases dated July 8, 2003 and July 9, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PG&E GAS TRANSMISSION, NORTHWEST CORPORATION

(Registrant)

August 13, 2003	By:	/s/ P. CHRISMAN IRIBE
	Name:	P. Chrisman Iribe
	Title:	President

August 13, 2003	By:	/s/ THOMAS E. LEGRO
	Name:	Thomas E. Legro
	Title:	Vice President and Controller

EXHIBIT INDEX

Exhibit No.:	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350