Form 10-Q
period 2003-09-30
GAS TRANSMISSION NORTHWEST CORP
filed 2003-11-07
CIK 75491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                              to

COMMISSION FILE NO. 0-25842

Gas Transmission Northwest Corporation

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2003.

1,000 shares of common stock no par value. (All shares are owned by GTN Holdings LLC, a wholly owned, indirect subsidiary of PG&E Corporation.)

Registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q

and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I:    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gas Transmission Northwest Corporation

Statements of Condensed Consolidated Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In Thousands)	2003	2002	2003	2002

OPERATING REVENUES:
Gas transportation	$44,547	$47,167	$134,913	$137,373
Gas transportation for affiliates	14,049	10,716	43,062	33,049
Other	273	4,675	3,543	4,773

Total operating revenues	58,869	62,558	181,518	175,195

OPERATING EXPENSES:
Administrative and general	6,456	7,845	20,451	23,308
Operations and maintenance	4,398	4,111	13,102	11,654
Depreciation and amortization	12,915	11,443	38,697	33,859
Property and other taxes	3,484	2,603	10,046	8,050

Total operating expenses	27,253	26,002	82,296	76,871

OPERATING INCOME	31,616	36,556	99,222	98,324

OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during construction	86	4,390	409	9,779
Interest income	185	363	445	3,422
Other—net	(4,115)	113	(4,246)	56

Total other income and (income deductions)	(3,844)	4,866	(3,392)	13,257

INTEREST EXPENSE:
Interest on long-term debt	9,789	9,853	29,668	28,152
Allowance for borrowed funds used during construction	(91)	(1,081)	(297)	(2,554)
Other interest charges	60	90	171	264

Net interest expense	9,758	8,862	29,542	25,862

INCOME BEFORE INCOME TAXES	18,014	32,560	66,288	85,719

INCOME TAX EXPENSE	7,123	10,823	26,101	29,463

NET INCOME	$10,891	$21,737	$40,187	$56,256

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

(In Thousands)	September 30, 2003	December 31, 2002

PROPERTY, PLANT and EQUIPMENT:
Property, plant and equipment in service	$1,841,008	$1,818,312
Accumulated depreciation and amortization	(655,757)	(619,539)

Net plant in service	1,185,251	1,198,773
Construction work in progress	14,384	30,317

Total property, plant and equipment—net	1,199,635	1,229,090

CURRENT ASSETS:
Cash and cash equivalents	25,058	10,621
Accounts receivable—gas transportation (net of allowance for doubtful accounts of $1,406 in each period)	17,047	17,430
Accounts receivable—transportation imbalances and fuel	1,092	1,631
Accounts receivable—affiliated companies	8,005	8,918
Inventories (at average cost)	9,091	8,050
Note receivable—affiliated company	467	467
Prepayments and other current assets	1,906	1,256

Total current assets	62,666	48,373

OTHER NON-CURRENT ASSETS:
Income tax related regulatory assets	31,526	32,077
Deferred charge on reacquired debt	6,727	7,630
Unamortized debt expense	3,120	3,508
Other regulatory assets	4,569	2,607
Other	12,742	10,933

Total other non-current assets	58,684	56,755

TOTAL ASSETS	$1,320,985	$1,334,218

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

CAPITALIZATION AND LIABILITIES

(In Thousands)	September 30, 2003	December 31, 2002

CAPITALIZATION:
Common stock—no par value, 1,000 shares authorized, issued, and outstanding	$85,474	$85,474
Additional paid-in capital	245,417	245,417
Reinvested earnings	182,809	142,622

Total common stock equity	513,700	473,513
Long-term debt	498,087	556,003

Total capitalization	1,011,787	1,029,516

CURRENT LIABILITIES:
Long-term debt—current portion	—	6,000
Accounts payable	11,257	19,469
Accounts payable to affiliates	13,632	19,296
Accrued interest	10,383	5,074
Accrued liabilities	6,523	2,984
Accrued taxes	4,630	2,193

Total current liabilities	46,425	55,016

NON-CURRENT LIABILITIES:
Deferred income taxes	237,633	226,823
Other	25,140	22,863

Total non-current liabilities	262,773	249,686

COMMITMENTS and CONTINGENCIES (Note 3)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$1,320,985	$1,334,218

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation

Statements of Condensed Consolidated Common Stock Equity

(Unaudited)

	Nine Months Ended September 30,

(In Thousands)	2003	2002

BALANCE AT BEGINNING OF PERIOD	$473,513	$448,416
Net income	40,187	56,256
Dividend to parent company	—	(108,000)
Contribution from parent company	—	117,501

BALANCE AT END OF PERIOD	$513,700	$514,173

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation

Statements of Condensed Consolidated Cash Flows

(Unaudited)

	Nine Months Ended September 30,

(In Thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,187	$56,256
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	38,697	33,859
Deferred income taxes	10,810	14,709
Allowance for equity funds used during construction	(409)	(9,779)
Changes in operating assets and liabilities:
Accounts receivable—gas transportation and other	922	(2,784)
Accounts payable and accrued liabilities	636	(6,298)
Net receivable/payable—affiliates, income taxes and other	(4,751)	6,540
Accrued taxes, other than income	2,437	2,743
Inventory	(1,041)	39
Other working capital	(650)	2,957
Regulatory accruals	2,157	(4,451)
Other—net	(1,809)	(263)

Net cash provided by operating activities	87,186	93,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(8,536)	(150,221)
Note receivable—parent	—	75,000
Allowance for borrowed funds used during construction	(297)	(2,554)

Net cash used in investing activities	(8,833)	(77,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(63,916)	(17,916)
Cash dividends paid to parent	—	(108,000)
Equity contribution from parent	—	117,501

Net cash used in financing activities	(63,916)	(8,415)

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,437	7,338

CASH AND CASH EQUIVALENTS AT JANUARY 1	10,621	4,146

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$25,058	$11,484

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$23,035	$19,965
Income taxes paid to parent	$21,606	$16,465

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:    GENERAL

Organization

Gas Transmission Northwest Corporation was incorporated in California in 1957 under the name Pacific Gas Transmission Company and later changed its name to PG&E Gas Transmission, Northwest Corporation. On October 6, 2003, the name was changed to Gas Transmission Northwest Corporation and its parent, formerly known as PG&E National Energy Group, Inc., changed its name to National Energy & Gas Transmission, Inc. (NEGT). Gas Transmission Northwest Corporation is an indirect wholly owned subsidiary of NEGT and is affiliated with, but is not the same company as, Pacific Gas and Electric Company (the Utility), the gas and electric company regulated by the California Public Utilities Commission (CPUC), which serves northern and central California. PG&E Corporation is the ultimate corporate parent for both NEGT and the Utility. Gas Transmission Northwest Corporation and its subsidiaries are collectively referred to herein as the “Company”.

On July 8, 2003, NEGT filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Maryland, Greenbelt Division (Bankruptcy Court) (Case No. 03-30459). In addition, each of the following indirect wholly owned subsidiaries of NEGT filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court: NEGT Energy Trading Holdings Corporation (formerly PG&E Energy Trading Holdings Corporation) (Case No. 03-30463), NEGT Energy Trading-Power, L.P. (formerly PG&E Energy Trading-Power, L.P.) (Case No. 03-30461), NEGT Energy Trading—Gas Corporation (formerly PG&E Energy Trading—Gas Corporation) (Case No. 03-30464), NEGT ET Investments Corporation (formerly PG&E ET Investments Corporation) (Case No.03-30462) (collectively, the ET Companies), and USGen New England, Inc. (USGenNE) (Case No. 03-30465). On July 29, 2003, two other NEGT subsidiaries, Quantum Ventures and Energy Services Ventures, Inc. (formerly PG&E Energy Services Ventures, Inc.), each voluntarily filed petitions in the Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code. The Chapter 11 case of USGenNE will be administered separately from the Chapter 11 cases of NEGT and the other subsidiaries. Pursuant to Chapter 11 of the Bankruptcy Code, NEGT and these subsidiaries retain control of their assets and are authorized to operate their businesses as debtors in possession while being subject to the jurisdiction of the Bankruptcy Court. Gas Transmission Northwest Corporation has not filed for bankruptcy and does not anticipate doing so.

The Company’s immediate parent is GTN Holdings LLC (GTNH). GTNH was established in December 2000 in a “ringfencing” action to comply with rating agency criteria to separate a subsidiary from its parent and affiliates. As a result of this ringfencing action, GTNH may not declare or pay dividends unless its Board of Control (including at least one independent director) has unanimously approved such dividends, and 1) GTN Holdings LLC, on a consolidated basis with the Company, maintains a debt coverage ratio of not less than 2.25:1 and a leverage ratio of not greater than 0.70:1, after giving effect to the dividend, or 2) the Company’s credit rating is at least BBB+ (or its equivalent) with Standard and Poor’s (S&P) and at least Baa1 with Moody’s Investors Service (Moody’s). In addition, unanimous board approval would be required, including that of the independent member(s), to put the Company into bankruptcy.

In conjunction with the NEGT Chapter 11 filing, members of the Boards of Directors of both NEGT and the Company who were employed by PG&E Corporation have resigned and have been replaced. As disclosed in a recent Company Current Report on Form 8-K, on July 8, 2003, the president of the Company resigned from his position as president and as a director of the Company, and the other directors resigned as directors of the Company, simultaneously with their resignations from similar posts at NEGT. On that same date, new directors were elected and a new Company president was appointed. Under the proposed plan of reorganization NEGT filed with the Bankruptcy Court, if confirmed by the Bankruptcy Court and implemented, PG&E Corporation would no longer have any equity interest in NEGT or the Company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for Gas Transmission Northwest Corporation and its wholly owned subsidiaries which include North Baja Pipeline, LLC; Pacific Gas Transmission Company; Gas Transmission Service Company, LLC (formerly known as PG&E Gas Transmission Service Company LLC); Pacific Gas Transmission International, Inc.; and a 50 percent interest in a joint venture known as Stanfield Hub Services, LLC.

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

The acquisition of North Baja Pipeline, LLC during 2002, for reporting purposes, was treated in a manner similar to a pooling of interests as required for such transactions between affiliates under common control as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. This Quarterly Report on Form 10-Q accordingly reflects the 2002 statement of financial position, results of operations and cash flows of the consolidated reporting entity adjusted as necessary to reflect the inclusion of North Baja Pipeline, LLC.

Related Party Transactions

Credit Support for Affiliates

The Company’s Board of Directors, in December 2000, authorized the Company to execute and deliver guarantees to support obligations of NEGT Energy Trading Holdings Corporation and the Company entered into a Credit Support Agreement with NEGT Energy Trading Holdings Corporation. This Credit Support Agreement was terminated on October 18, 2002, although certain guarantees existing prior to October 18, 2002, as described below, remain in effect.

Guarantees In Support of Trading Activities—At September 30, 2003, guarantees in support of trading activities, on behalf of NEGT Energy Trading Holdings Corporation and certain of its subsidiaries (collectively, the NEGT Energy Trading Entities), with a face value of $175.7 million were outstanding with an estimated overall net exposure of $12.5 million. At December 31, 2002, guarantees on behalf of the NEGT Energy Trading Entities with a face value of $364.4 million were outstanding with an estimated overall net exposure of $37.4 million. The estimated net exposure is comprised of the amount of outstanding guarantees directly supporting underlying transactions, net of offsetting positions, cash, and other collateral.

On July 14, 2003, J. Aron & Company issued a payment demand to the Company under an existing guarantee on behalf of certain NEGT Energy Trading Entities in an aggregate amount of $1.2 million. On July 16, 2003, Morgan Stanley Capital Group Inc. issued a payment demand to the Company under an existing guarantee in an aggregate amount of $4.4 million. The Company is evaluating these demands and has recorded a charge for its current estimated liability under the guarantees. To the extent that any payments may ultimately become due under these guarantees, the Company anticipates it will have a claim against the NEGT Energy Trading Entities to the extent of such payment, but has not recorded a credit for any such claim.

Guarantees in Support of Tolling Agreements—The Company provided a guarantee to Liberty Electric Power, LLC (Liberty) which guaranteed certain obligations of NEGT Energy Trading—Power, LP (ET Power), a subsidiary of NEGT Energy Trading Holdings Corporation, related to a tolling agreement (the Liberty Toll) between ET Power and Liberty. The face amount of the guarantee at September 30, 2003 is $140 million, declining by $10 million annually each April. On July 22, 2003, Liberty issued a demand on the Company under the guarantee for $4.4 million, relating to amounts allegedly owed by ET Power, prior to the bankruptcy filing of ET Power. On August 21, 2003, Liberty issued demands on the Company for $140.0 million, relating to Liberty’s rejection claim against ET Power for $176.8 million, and for an additional $1.0 million, allegedly owed by ET Power, prior to the bankruptcy filing of ET Power. The Company has disputed these demands.

On September 11, 2003, Liberty filed two suits against the Company in United States District Court in Texas. For further information regarding the legal actions in this matter, see “Note 3: Commitments and Contingencies—Legal Matters” below.

Whether and to the extent either Liberty or ET Power may be found liable for termination payments under the Liberty Toll is subject to dispute. If liability is established and ET Power is responsible for termination payments to Liberty, the Company will be the primary guarantor for any amounts due to Liberty. If the Company becomes directly liable under the guarantee for substantial termination payments under the Liberty Toll, such liability could have a material adverse effect on its financial condition, results of operations, or cash flows.

Recovery of amounts paid as a result of Credit Support for Affiliates—In the event the Company ultimately pays any counterparty as guarantor for obligations of any bankrupt NEGT entity, the Company will have a claim against such NEGT entity, and intends to diligently pursue collection of such claims.

Other Related Party Activity

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

The Utility and PG&E Corporation initially filed a proposed plan of reorganization for the Utility (the Initial Plan) that entailed separating the Utility into four distinct businesses. The Initial Plan did not directly affect the Company, except that the Company has executed an agreement to sell to a subsidiary of the Utility approximately 2.66 miles of 42-inch and 36-inch mainline pipe from the Company’s southernmost Oregon meter station to the Oregon-California border, conditioned on approval of the Initial Plan and authorization from the Federal Energy Regulatory Commission (FERC or Commission) requesting approval to effectuate the sale.

Under a revised proposed plan of reorganization (the Revised Plan), the Utility would remain a vertically integrated utility subject to the jurisdiction of the CPUC. Under the Revised Plan, the Company will not consummate the sale of pipe to the Utility as contemplated by the Initial Plan. The Revised Plan does not directly affect the Company.

The Utility is the Company’s largest customer, accounting for approximately 20 percent of its transportation revenues for the past several years. As a result of the Utility’s Chapter 11 filing on April 6, 2001, $2.9 million due from the Utility for transportation services as of that date remains outstanding pending the implementation of the Revised Plan. In accordance with the Company’s FERC Tariff provisions, the Utility has provided assurances in the form of a cash deposit in the amount of $14.2 million to support its position as a shipper on the Company’s pipeline in the Pacific Northwest. The Company accrued $0.1 million in interest expense related to the cash deposit from the Utility during the nine-month periods ended September 30, 2003 and 2002. The Utility is current on all subsequent obligations incurred for the transportation services provided by the Company and has indicated its intention to remain current. The Revised Plan contemplates that the Utility will pay all its legitimate debts with interest. The Company anticipates that the Utility will pay the outstanding $2.9 million plus interest at the conclusion of its bankruptcy proceedings.

During the three-month period ended September 30, 2003, the Company provided transportation services to the Utility and the Company’s other affiliates, in the normal course of business, which accounted for $14.0 million of the Company’s transportation revenues. On a nine-month basis ending September 30, 2003, the Company provided transportation services to the Utility and the Company’s other affiliates, in the normal course of business, which accounted for $43.1 million of the Company’s transportation revenues. During the three-month period ended September 30, 2002, the Company provided transportation services to the Utility and the Company’s other affiliates, in the normal course of business, which accounted for $10.7 million of the Company’s transportation revenues. On a nine-month basis ending September 30, 2002, the Company provided transportation services to the Utility and the Company’s other affiliates, in the normal course of business, which accounted for $33.0 million of the Company’s transportation revenues.

The Company is charged by NEGT and other affiliates for services such as legal, tax, treasury, human resources, and other administrative functions, and for other costs incurred on the Company’s behalf, including, but not limited to, employee benefit costs and property and liability insurance costs. Previous to the NEGT bankruptcy filing, certain of these costs were also charged to the company by PG&E Corporation. Following NEGT’s bankruptcy filing, the only costs charged to the Company by PG&E Corporation are costs incurred on the Company’s behalf for employee benefits costs. The charges for these costs are based on direct assignment to the extent practicable or by using allocation methods that the Company believes are reasonable reflections of the utilization of services provided to or for the benefits received by the Company. For the three-month period ended September 30, 2003, the Company has reflected $3.1 million in its operating expenses for administrative charges from affiliates. During the comparable period of 2002 the Company reflected $2.6 million in its operating expenses for administrative charges from affiliates. For the nine-month period ended September 30, 2003, the Company has reflected $9.4 million in its operating expenses for administrative charges from affiliates. Comparable administrative charges from affiliates reflected in operating expenses during the first nine months of 2002 amounted to $9.1 million.

Adoption of New Accounting Policies

Except as disclosed below, the Company is following the same accounting principles discussed in its 2002 Annual Report on Form 10-K.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) in the fourth quarter of 2002. FIN 45 elaborates on existing disclosure requirements for most guarantees in interim and annual financial statements. It also clarifies that at the time a company issues a guarantee, it must recognize a liability for the fair value of the obligation it assumes under that guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that specified triggering events or conditions occur. FIN 45’s disclosure requirements are effective for periods ending after December 15, 2002, and the recognition and measurement provisions are to be prospectively applied to guarantees issued or modified after December 31, 2002.

As described in Note 1, the Company issued guarantees related to the trading activities of a related party prior to December 31, 2002. The Company’s disclosures with respect to these outstanding guarantees reflect the FIN 45 disclosure requirements. No guarantees have been issued or modified subsequent to December 31, 2002. Accordingly, the FIN 45 recognition and measurement provisions have had no impact on the Company’s Consolidated Financial Statements.

Accounting for Costs Associated with Exit or Disposal Activities

On January 1, 2003 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (EITF 94-3). Under EITF 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan if certain other criteria were met. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value. The adoption of this Statement did not affect the Company’s Consolidated Financial Statement. However, its provision may affect the amount and the timing of recognizing future restructuring costs.

Accounting for Asset Retirement Obligations

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Statement requires that an asset retirement obligation be recorded at fair value in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the long-lived asset. Rate-regulated entities may recognize regulatory assets or liabilities as a result of timing differences between the recognition of costs as recorded in accordance with this statement and costs recovered through the ratemaking process. Regulatory assets and liabilities may be recorded when it is probable that the asset retirement costs will be recovered through the ratemaking process.

The Company has not recognized any asset retirement obligation associated with its gas transmission facilities because a reasonable estimate of fair value cannot be made regarding the timing of any asset retirements. The Company collects estimated removal costs in rates through depreciation in accordance with regulatory treatment. These amounts do not represent SFAS No. 143 asset retirement obligations and will continue to be recorded within accumulated depreciation. The Company estimated the related removal costs accrued within accumulated depreciation were approximately $12.0 million on September 30, 2003.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

On July 1, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The Statement addresses concerns of how to measure and classify in the statement of financial position certain financial instruments that have characteristics of both liabilities and equity. Freestanding financial instruments including mandatorily redeemable financial instruments, obligations to repurchase an issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares, must be valued and classified as liabilities. Adjustments to the July 1 carrying value of instruments, which were created prior to the issuance date of the Statement, if any, would be recorded as a cumulative effect of a change in accounting principles. The adoption of SFAS No. 150 had no impact on the Company’s Consolidated Financial Statements.

Determining Whether an Arrangement Contains a Lease

The Company adopted the provisions of EITF 01-8, “Determining whether an Arrangement Contains a Lease” (EITF 01-8), effective July 1, 2003. EITF 01-8 establishes criteria to be applied to any new or modified agreement in order to ascertain if such agreement is in effect a lease, and subject to lease accounting treatment and disclosure requirements principally found in SFAS No. 13, “Accounting for Lease” (SFAS No. 13). EITF 01-8 is effective for all new or modified arrangements entered into as of July 1, 2003. The adoption of EITF 01-8 had no impact on the Company’s Consolidated Financial Statements.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149), effective July 1, 2003. SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The provisions of the Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.

The adoption of SFAS No. 149 had no impact on the Company’s Consolidated Financial Statements.

Accounting Pronouncements Issued But Not Yet Adopted

Changes to Accounting for Certain Derivative Contracts

In June 2003, the FASB issued a new Derivatives Implementation Group (DIG) interpretation of SFAS No. 133, Issue No. C20, “Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature” (DIG C20). DIG C20 specifies additional circumstances under which price adjustment features, such as those based on broad market indices, in a derivative contract would not be an impediment to qualifying for the normal purchases and normal sales scope exception under SFAS No. 133. The adoption of this Issue, which is anticipated to occur in the fourth quarter of 2003, is not expected to impact the Company’s Consolidated Financial Statements.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which expands upon existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities, and activities of another entity or arrangement with which it is involved. A “variable interest entity” is an entity that does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties or an entity where equity investors lack the essential characteristics of a controlling financial interest. The Company is currently assessing the impact, if any, of FIN 46 on its Consolidated Financial Statements.

The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. There were no new variable interest entities created by the Company between February 1, 2003, and September 30, 2003. The consolidation requirements related to entities or arrangements existing before February 1, 2003 were originally effective July 1, 2003. However, due to implementation issues, the FASB deferred the implementation until the fourth quarter of 2003. The Company is evaluating the impacts of FIN 46’s initial recognition, measurement, and disclosure provisions on the Consolidated Financial Statements.

NOTE 2:    LONG-TERM DEBT

Credit Ratings

On July 8, 2003, S&P lowered its senior unsecured debt rating for the Company to “CC” from “CCC” and removed the rating from CreditWatch. S&P stated that the Company’s rating was lowered to reflect a differential between a rating on a ring-fenced entity and its parent; in this case, NEGT, which filed for bankruptcy protection. S&P explained that

“[w]hile GTN benefits from the legal protection of various structural enhancements that allow Standard & Poor’s to rate it primarily on its own merits, it guarantees several obligations of its energy trading affiliate which, if demanded, may be difficult to fund and may result in GTN seeking protection from its creditors.”

On July 9, 2003, Moody’s downgraded its senior unsecured debt rating for the Company to “B2” from “B1”, with a negative outlook. Moody’s stated that

“the downgrade and negative outlook for GTN’s rating incorporate GTN’s affiliation with a bankrupt entity and the contingent liabilities from its guarantees of the trading and tolling obligations of [NEGT] Energy Trading Holdings Corporation (ET), [NEGT]’s energy trading subsidiary which is in bankruptcy. However, GTN’s ratings also recognize certain protections provided its creditors by its ring-fenced structure and covenants that limit the level of dividends that can be paid to [NEGT] and require unanimous board approval, including that of an independent member, to put GTN into bankruptcy. GTN enjoys a sound stand-alone financial profile, and Moody’s believes that it has sufficient debt and borrowing capacity to finance a reasonable range of liquidity calls that could materialize out of these guarantees.”

At September 30, 2003, the Company’s senior unsecured debt rating from S&P remains at “CC” and the Company’s senior unsecured debt rating from Moody’s remains at “B2”.

These rating changes have not increased the Company’s costs to borrow money under its three year $125.0 million corporate credit facility pursuant to a credit agreement dated as of May 2, 2002 (Credit Agreement).

Debt Financing

The Company entered into a three-year $125.0 million Credit Agreement dated as of May 2, 2002. The interest rate on the facility is based on the London Interbank Offer Rate plus a credit spread. The credit spread corresponds to a rating issued from time to time by S&P or Moody’s on the Company’s senior unsecured long-term debt and was 1.45 percent at September 30, 2003. There were no outstanding borrowings under the Credit Agreement at September 30, 2003.

On June 6, 2002, the Company issued $100.0 million of 6.62 percent Senior Notes due June 6, 2012, pursuant to a Note Purchase Agreement dated June 6, 2002 (Note Purchase Agreement).

At September 30, 2003, the Company also had outstanding $400.0 million of debt (principal amount exclusive of unamortized discount) that was issued in 1995.

The Credit Agreement and the Note Purchase Agreement each contain a covenant which limits total debt to no greater than 70.0 percent of total capitalization. In addition, certain covenants and conditions contained in the debt agreements are monitored by the Company on an ongoing basis. At September 30, 2003, the total debt to total capitalization ratio, as defined in the agreements, was 49.2 percent and the Company was in compliance with all terms and conditions of its debt agreements.

NOTE 3:    COMMITMENTS AND CONTINGENCIES

Credit Support

See “Related Party Transactions” in “Note 1: General” above, regarding a credit support agreement and guarantees issued to certain affiliates.

Legal Matters

In addition to the following legal proceeding, the Company is subject to routine litigation incidental to its business.

Liberty Matter—This litigation is the result of two lawsuits filed against the Company in Federal District Court relating to a guarantee issued by the Company in support of an affiliate’s obligations under an agreement with Liberty. Specifically, the Company provided a guarantee to Liberty which guaranteed certain obligations of ET Power related to the Liberty Toll between ET Power and Liberty.

On July 8, 2003, ET Power filed a motion with the Bankruptcy Court to reject the Liberty Toll. By orders dated August 6 and August 8, 2003, the Bankruptcy Court granted the motion to reject, and provided a process by which ET Power and Liberty would exchange their respective calculations of any amounts owed between the parties and of the valuation of the rejected portion of the Liberty Toll. The order also provided that the Bankruptcy Court would retain jurisdiction to hear and determine all matters related to the Agreement.

On July 30, 2003, Liberty sent ET Power a letter with an attachment purporting to show that ET Power owes Liberty $176.8 million as a termination payment for the rejection of the Agreement. Liberty also sent the Company demands under the guarantee for $5.4 million (relating to amounts allegedly owed by ET Power pre-petition) and for $140.0 million (the maximum guarantee amount relating to Liberty’s rejection claim against ET Power). The Company responded by letter to Liberty disputing that any amounts are due under the guarantee because (i) the amount due Liberty for the termination payment from ET Power is in dispute and (ii) ET Power’s possible right to setoff pre-petition claims by Liberty against amounts potentially owed by Liberty to ET Power may negate any Liberty pre-petition claims against ET Power. Consequently, the Company has asserted that, at this time, it has no liability under the guarantee to Liberty.

On September 11, 2003, Liberty filed two suits against the Company in United States District Court in Texas. One suit seeks the Company’s payment of $140.0 million to Liberty under the guarantee associated with Liberty’s purported rejection damages. The second suit seeks $5.4 million from the Company under the guarantee related to tolling payments that ET Power allegedly failed to make prior to ET Power’s bankruptcy. These suits recently were served on the Company and the Company has not yet filed any answer or responsive pleading.

On September 23, 2003, ET Power provided Liberty its termination payment calculation pursuant to the Agreement and the rejection order. That calculation shows ET Power to be owed approximately $108.0 million under the Liberty Toll. On the same date, ET Power, along with NEGT and the Company, filed an adversary proceeding against Liberty in Bankruptcy Court. That lawsuit seeks declaratory relief, injunctive relief and damages. The debtors seek (i) a declaration that the automatic stay of the NEGT bankruptcy extends to stay the actions in the two suits; (ii) an injunction against Liberty enjoining it from pursuing its litigation against the Company until the claims are resolved between ET Power and Liberty; and (iii) damages of over $100.0 million from Liberty resulting from the rejection of the Agreement. Liberty has not filed any answer or responsive pleadings.

It is not now possible to assess the likelihood of an unfavorable outcome or estimate the amount or range of potential loss. Management of the Company intends to pursue the claims they may have against Liberty in this matter and to vigorously defend against any potential claims asserted by Liberty.

Natural Gas Royalties Complaint

This litigation involves the consolidation of approximately 77 False Claims Act cases filed in various federal district courts by Jack J. Grynberg (called a relator in the parlance of the False Claims Act) on behalf of the United States of America against more than 330 defendants, including the Company. The cases were consolidated for pretrial purposes in the U.S. District Court, for the District of Wyoming. The current case grows out of prior litigation brought by the same relator in 1995 that was dismissed in 1998.

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

The Company believes the allegations to be without merit and intends to present a vigorous defense. The Company is unable to predict the outcome of this matter.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The accompanying unaudited consolidated financial statements and information disclosed in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data”, in Gas Transmission Northwest Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for Gas Transmission Northwest Corporation and its wholly owned subsidiaries which include North Baja Pipeline, LLC; Pacific Gas Transmission Company; Gas Transmission Service Company, LLC (formerly known as PG&E Gas Transmission Service Company LLC); Pacific Gas Transmission International, Inc.; and a 50 percent interest in a joint venture known as Stanfield Hub Services, LLC. Gas Transmission Northwest Corporation and its subsidiaries are collectively referred to herein as the “Company”.

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

The acquisition of North Baja Pipeline, LLC during 2002, for reporting purposes, was treated in a manner similar to a pooling of interests as required for such transactions between affiliates under common control as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. This Quarterly Report on Form 10-Q accordingly reflects the 2002 statement of financial position, results of operations and cash flows of the consolidated reporting entity adjusted as necessary to reflect the inclusion of North Baja Pipeline, LLC.

On October 6, 2003, the Company changed its name from PG&E Gas Transmission, Northwest Corporation to Gas Transmission Northwest Corporation. The Company is an indirect wholly owned subsidiary of National Energy & Gas Transmission, Inc. (NEGT), which on that same date changed its name from PG&E National Energy Group, Inc. The Company is affiliated with, but is not the same company as, Pacific Gas and Electric Company (the Utility), the gas and electric company regulated by the California Public Utilities Commission, which serves northern and central California. PG&E Corporation is the ultimate corporate parent for both NEGT and the Utility.

On July 8, 2003, NEGT filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Maryland, Greenbelt Division (Bankruptcy Court) (Case No. 03-30459). In addition, each of the following indirect wholly owned subsidiaries of NEGT filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court: NEGT Energy Trading Holdings Corporation (formerly PG&E Energy Trading Holdings Corporation) (Case No. 03-30463), NEGT Energy Trading-Power, L.P. (formerly PG&E Energy Trading-Power, L.P.) (Case No. 03-30461), NEGT Energy Trading—Gas Corporation

(formerly PG&E Energy Trading—Gas Corporation) (Case No. 03-30464), NEGT ET Investments Corporation (formerly PG&E ET Investments Corporation) (Case No.03-30462) (collectively, the ET Companies), and USGen New England, Inc. (USGenNE) (Case No. 03-30465). On July 29, 2003, two other NEGT subsidiaries, Quantum Ventures and Energy Services Ventures, Inc. (formerly PG&E Energy Services Ventures, Inc.), each voluntarily filed petitions in the Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code. The Chapter 11 case of USGenNE will be administered separately from the Chapter 11 cases of NEGT and the other subsidiaries. Pursuant to Chapter 11 of the Bankruptcy Code, NEGT and these subsidiaries retain control of their assets and are authorized to operate their businesses as debtors in possession while being subject to the jurisdiction of the Bankruptcy Court. Gas Transmission Northwest Corporation has not filed for bankruptcy and does not anticipate doing so.

The Company’s immediate parent is GTN Holdings LLC (GTNH). GTNH was established in December 2000 in a “ringfencing” action to comply with rating agency criteria to separate a subsidiary from its parent and affiliates. As a result of this ringfencing action, GTNH may not declare or pay dividends unless its Board of Control (including at least one independent director) has unanimously approved such dividends, and 1) GTN Holdings LLC, on a consolidated basis with the Company, maintains a debt coverage ratio of not less than 2.25:1 and a leverage ratio of not greater than 0.70:1, after giving effect to the dividend, or 2) the Company’s credit rating is at least BBB+ (or its equivalent) with Standard and Poor’s (S&P) and at least Baa1 with Moody’s Investors Service (Moody’s). In addition, unanimous board approval would be required, including that of the independent member(s), to put the Company into bankruptcy.

In conjunction with the NEGT Chapter 11 filing, members of the Boards of Directors of both NEGT and the Company who were employed by PG&E Corporation have resigned and have been replaced. As disclosed in a recent Company Current Report on Form 8-K, on July 8, 2003, the president of the Company resigned from his position as president and as a director of the Company, and the other directors resigned as directors of the Company, simultaneously with their resignations from similar posts at NEGT. On that same date, new directors were elected and a new Company president was appointed. Under the proposed plan of reorganization NEGT filed with the Bankruptcy Court, if confirmed by the Bankruptcy Court and implemented, PG&E Corporation would no longer have any equity interest in NEGT or the Company.

PIPELINE OPERATIONS

Gas Transmission Northwest Corporation is a natural gas pipeline company that owns and operates two pipeline systems—the system in the Pacific Northwest, which has been in operation and under control of the Company, or its predecessors, since inception in 1957, referred to herein as the GTN Pipeline system, or GTN, and the North Baja Pipeline (NBP) system, which is owned by North Baja Pipeline, LLC.

The pipeline systems owned and operated by the Company are interstate, open-access pipeline systems that transport natural gas for third party shippers, on a nondiscriminatory basis. All natural gas transportation services that the Company provides are regulated by the Federal Energy Regulatory Commission (FERC, or Commission) and aspects of the operations, primarily related to safety, are regulated by the U.S. Department of Transportation.

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

RISK FACTORS

The information in this Quarterly Report on Form 10-Q, including this discussion and analysis, contains forward-looking statements that are necessarily subject to various risks and uncertainties. Use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “will,” “believe,” “could,” and similar expressions help identify forward-looking statements. These statements are based on current expectations and assumptions which management believes are reasonable and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. Although management believes that the expectations reflected in the forward looking statements are reasonable, future results, events, levels of activity, performance, or achievements cannot be guaranteed. Although management is not able to predict all the factors that may affect future results, some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or historical results include:

Efforts of Parent and Affiliates to Reorganize under Chapter 11 of the U.S. Bankruptcy Code.    The Company’s future financial condition, results of operations, and cash flows may be affected by:

•	the outcome of NEGT and certain of its subsidiaries’ bankruptcy proceedings, and the effect of such actions on the Company; and

•	the effect of the Utility bankruptcy proceedings on the Company.

Operational Risks.    The Company’s future financial condition, results of operations, and cash flows may be affected by:

•	the extent to which the Company’s current or planned development and maintenance of pipeline projects are completed and the pace and cost of that completion, including the extent to which commercial operations of these development projects are delayed or prevented because of financial or liquidity constraints or by various development and construction risks such as the Company’s failure to obtain necessary permits or equipment, the failure of third-party contractors to perform their contractual obligations, or the failure of necessary equipment to perform as anticipated; and

•	future transportation capacity contract levels which are affected by general economic and financial market conditions and changes in interest rates, among other factors.

Current Conditions in the Energy Markets and the Economy.    The Company’s future financial condition, results of operations, and cash flows may be affected by changes in the general economy, wars, embargoes, financial markets, interest rates, other industry participant failures, the markets’ perception of energy merchants, and other factors:

•	the volatility of commodity fuel and electricity prices and the spread between them (which may result from a variety of factors, including: weather; the supply of and demand for energy commodities; the availability of competitively priced alternative energy sources; the level of production and availability of natural gas, crude oil, and coal; transmission or transportation constraints; federal and state energy and environmental regulation and legislation; the degree of market liquidity; natural disasters, wars, embargoes, and other catastrophic events); any resulting increases in the cost of producing power and decreases in prices of power sold, and whether the Company’s strategies to manage and respond to such volatility are successful; and

•	the extent and timing of electric generation, pipeline, and storage expansion and retirement by others.

Actions of Counterparties.    The Company’s financial condition, results of operations, and cash flows may be affected by:

•	the financial condition of affiliates for whom the Company has provided credit support and the extent to which counterparties of such affiliates seek recourse via the credit support provided by the Company; and

•	the extent to which any counterparty defaults on its transportation contracts with GTN or NBP.

Accounting and Risk Management.    The Company’s future financial condition, results of operations, and cash flows may be affected by:

•	the effect of new accounting pronouncements;

•	changes in critical accounting policies or estimates;

•	the effectiveness of the Company’s risk management policies and procedures; and

•	heightened rating agency criteria and the impact of changes in the Company’s credit ratings and its ability to obtain financing for scheduled debt maturities in 2005 and planned development projects.

Legislative and Regulatory Matters.    The Company’s business may be affected by:

•	legislative or regulatory changes affecting the electric and natural gas industries in the United States, including the pace and extent of efforts to restructure the electric and natural gas industries;

•	heightened regulatory and enforcement agency focus on the energy business with the potential for changes in industry regulations and in the treatment of the Company by state and federal agencies;

•	changes in or application of federal, state, and local laws and regulations to which the Company and its subsidiaries and the projects in which the Company invests are subject; and

•	changes in or application of Canadian and Mexican laws, regulations, and policies which may impact the Company.

Pending Litigation and Environmental Matters.    The Company’s future financial condition, results of operations, and cash flows may be affected by:

•	the effect of compliance with existing and future environmental and safety laws, regulations, and policies, the cost of which could be significant; and

•	the outcome of pending or future litigation and environmental matters.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003 the Company had $25.1 million in cash and cash equivalents. As of December 31, 2002, the comparable cash and cash equivalent amount was $10.6 million.

Sources of Capital—Historically, the Company’s capital requirements have been funded primarily from cash provided by operations, external financing, and capital contributions from its parent company. The Company has paid dividends as part of a balanced approach to managing its capital structure, funding its operations and capital expenditures, and maintaining appropriate cash balances.

The Company has $125.0 million of borrowing capacity available under a three-year corporate credit facility pursuant to a credit agreement dated as of May 2, 2002 (Credit Agreement). The interest rate on the facility is based on the London Interbank Offer Rate plus a credit spread of currently 1.45 percent. The credit spread corresponds to a rating issued from time to time by S&P or Moody’s on the Company’s senior unsecured long-term debt. At September 30, 2003, there were no outstanding borrowings under the Credit Agreement.

Net Cash Provided by Operating Activities—For the nine months ended September 30, 2003, net cash provided by operating activities was $87.2 million, compared with $93.5 million for the same period in 2002. During 2003, the Company made payments to affiliates for accrued income taxes in the amount of $21.6 million, compared to $16.5 million in 2002. While net income was $16.1 million lower in 2003 than 2002, depreciation expense increased $4.8 million and Allowance for Funds Used During Construction (AFUDC) equity income, a credit to income, decreased by $9.4 million, year over year. Higher levels of depreciable assets in service in 2003 resulted from the completion of the 2002 expansion. The reduction of AFUDC was due to the completion of the North Baja Pipeline construction that occurred during 2002. The increase in an income tax related regulatory asset related to AFUDC equity on NBP during 2002 contributed $4.0 million to the changes in regulatory assets and liabilities providing $6.6 million more in cash flow in 2003 than in 2002. Lower income tax liabilities and higher income taxes paid to affiliates in 2003 have caused a net year over year decline of $11.3 million in cash flow from net receivables/payable – affiliates for income taxes and other.

Net Cash Used in Investing Activities—For the nine months ended September 30, 2003, compared to the same period in 2002, net cash used in investing activities decreased by $68.9 million. During 2002 the Company had two significant expansion projects underway which are now fully completed: the 2002 expansion project on GTN and the North Baja Pipeline project. AFUDC on borrowed funds decreased in 2003, when compared to 2002, as a result of the lower levels of construction activity underway in 2003. In the second quarter of 2002, the Company received payment of $75.0 million that was previously loaned to PG&E Corporation.

System Expansion and Business Development—The Company regularly solicits expressions of interest for the acquisition or development of additional pipeline capacity and may develop additional firm transportation capacity as sufficient demand is demonstrated. The Company has initiated preliminary assessments of lateral pipelines that would originate on the GTN mainline system and would extend to metropolitan areas in the Pacific Northwest. The Company also has initiated preliminary assessments of an expansion of the NBP system to facilitate the delivery of gas that may be supplied by liquefied natural gas (“LNG”) terminals proposed for development in Baja California, Mexico, as well as lateral pipelines to markets not currently served by the NBP system, including an extension into the Phoenix area.

Net Cash Provided by (Used in) Financing Activities—For the nine months ended September 30, 2003, cash used in financing activities was $63.9 million reflecting the paydown of amounts owed under the Credit Agreement and the payment of the $6.0 million Medium Term Note. No new debt was issued, no dividends were paid, nor were any capital contributions received during the first nine months of 2003. For the nine months ended September 30, 2002, cash used for financing activities was $8.4 million, reflecting a net borrowing of $18.0 million under the revolving credit agreement or the subsequent Credit Agreement which were in place in the first nine months of 2002, along with $117.5 million in capital contributions received from parent, less dividend payments of $108.0 million. See “Note 2: Long-Term Debt” included in “Item 1. Condensed Consolidated Financial Statements” above, for a further discussion of financing activities.

Credit Rating Changes—During 2003, changes have occurred in the credit ratings issued by both S&P and Moody’s for the Company. See “Note 2. Long-Term Debt” included in “Item 1. Condensed Consolidated Financial Statements” above, for further information regarding recent credit rating changes.

Guarantees—The Company’s Board of Directors, in December 2000, authorized the Company to execute and deliver guarantees to support obligations of NEGT Energy Trading Holdings Corporation, a wholly owned subsidiary of NEGT, and the Company entered into a Credit Support Agreement with NEGT Energy Trading Holdings Corporation. This Credit Support Agreement was terminated on October 18, 2002, although certain guarantees existing prior to October 18, 2002, as described below, remain in effect.

Guarantees In Support of Trading Activities—At September 30, 2003, guarantees in support of trading activities, on behalf of NEGT Energy Trading Holdings Corporation and certain of its subsidiaries (collectively, the NEGT Energy Trading Entities), with a face value of $175.7 million were outstanding with an estimated overall net exposure of $12.5 million. At December 31, 2002, guarantees on behalf of the NEGT Energy Trading Entities with a face value of $364.4 million were outstanding with an estimated overall net exposure of $37.4 million. The estimated net exposure is comprised of the amount of outstanding guarantees directly supporting underlying transactions, net of offsetting positions, cash, and other collateral.

On July 14, 2003, J. Aron & Company issued a payment demand to the Company under an existing guarantee on behalf of certain NEGT Energy Trading Entities in an aggregate amount of $1.2 million. On July 16, 2003, Morgan Stanley Capital Group Inc. issued a payment demand to the Company under an existing guarantee in an aggregate amount of $4.4 million. The Company is evaluating these demands and has recorded a charge for its current estimated liability under the guarantees. To the extent that any payments may ultimately become due under these guarantees, the Company anticipates it will have a claim against the NEGT Energy Trading Entities to the extent of such payment, but has not recorded a credit for any such claim.

Guarantees in Support of Tolling Agreements—The Company provided a guarantee to Liberty Electric Power, LLC (Liberty) which guaranteed certain obligations of NEGT Energy Trading—Power, LP (ET Power), a subsidiary of NEGT Energy Trading Holdings Corporation, related to a tolling agreement (the Liberty Toll) between ET Power and Liberty. The face amount of the guarantee at September 30, 2003 is $140.0 million, declining by $10.0 million annually each April. On July 22, 2003, Liberty issued a demand on the Company under the guarantee for $4.4 million, relating to amounts allegedly owed by ET Power, prior to the bankruptcy filing of ET Power. On August 21, 2003, Liberty issued demands on the Company for $140.0 million, relating to Liberty’s rejection claim against ET Power for $176.8 million, and for an additional $1.0 million, allegedly owed by ET Power, prior to the bankruptcy filing of ET Power. The Company has disputed these demands.

On September 11, 2003, Liberty filed two suits against the Company in United States district court in Texas. For further information regarding the legal actions in this matter, see “Note 3: Commitments and Contingencies—Legal Matters” included in “Item 1. Condensed Consolidated Financial Statements” above.

Whether and to the extent either Liberty or ET Power may be found liable for termination payments under the Liberty Toll is subject to dispute. If liability is established and ET Power is responsible for termination payments to Liberty, the Company will be the primary guarantor for any amounts due to Liberty. If the Company becomes directly liable under the guarantee for substantial termination payments under the Liberty Toll, such liability could have a material adverse effect on its financial condition, results of operations, or cash flows.

Recovery of amounts paid as a result of Credit Support for Affiliates—In the event the Company ultimately pays any counterparty as guarantor for obligations of any bankrupt NEGT entity, the Company will have a claim against such entity, and intends to diligently pursue collection of such claims.

CREDIT AND MARKET RISK MANAGEMENT ACTIVITIES

Credit Risk—Credit risk is the risk of loss that the Company would incur if counterparties fail to perform their contractual obligations. The Company conducts business primarily with customers in the energy industry, and this concentration of counterparties may impact the overall exposure to credit risk in that its counterparties may be similarly affected by changes in economic, regulatory, or other conditions. The Company mitigates potential credit losses in accordance with established credit policies that establish the levels of business conducted with counterparties that have, or provide a guarantee from an entity that has, an acceptable investment grade credit rating as specified in GTN’s or NBP’s system Tariffs. For shippers that meet this standard, the Company will extend limited credit based on a shipper’s financial statements or on the financial statements of the guarantor, as applicable. For shippers not meeting these requirements, the Company will accept credit assurances either in the form of cash or a standby letter of credit. The Company reviews credit exposure to each counterparty periodically or on an event driven basis.

Regarding credit assurances, GTN is currently involved in several proceedings at FERC and the Court of Appeals for the D.C. Circuit in which the Commission is evaluating (or in which GTN is challenging the

Commission’s determination of) the level of collateral that GTN may demand from shippers not meeting GTN’s credit standard. See “Part II. Other Information—Legal Proceedings” below, for a discussion of proceeding before the Commission at Docket Nos. RP03-41 and RP03-70.

Mirant Americas Energy Marketing, LP (MAEM), one of the Company’s shippers, voluntarily filed for Chapter 11 Bankruptcy protection on July 14, 2003. MAEM has not defaulted on any of their contracts or obligations, and the Company holds the maximum amount of collateral allowed by Tariff. MAEM was current with its obligations with the Company at the time of the Chapter 11 filing. The Company does not expect the MAEM bankruptcy filing to have a material adverse effect on its financial condition, results of operations, or cash flows.

Market Risk—

GTN Pipeline—Currently, the GTN Pipeline has sold approximately 95.5 percent of its total available long-term firm capacity under long-term firm contracts with an average remaining term of approximately 10.4 years. GTN remarkets the remaining capacity as short-term (less than one year) firm capacity and/or on a long-term basis and anticipates that it will remarket the capacity on a long-term basis in the future. Variables that impact GTN’s ability to contract capacity under long-term firm agreements include, but are not limited to, continental gas supply and demand levels, the availability of energy substitutes, the availability and transportation cost of interconnecting pipeline facilities as well as the availability and transportation cost of competitive pipeline facilities that access the same supply sources and serve the same market areas as the GTN Pipeline.

North Baja Pipeline—NBP currently has sold approximately 87.2 percent of its total available long-term firm capacity under long-term firm contracts with an average remaining term of approximately 18.9 years. NBP has entered into contractual commitments which, when fully implemented in January 2006, will result in a subscription rate for available long-term firm capacity of approximately 95.0 percent. NBP remarkets the remaining capacity as short-term (less than one year) firm capacity and/or on a long-term basis and anticipates that it will remarket the capacity on a long-term basis in the future. See “System Expansion and Business Development” under “Liquidity and Capital Resources” above, for discussion regarding current open season for capacity. Variables that impact NBP’s ability to contract capacity under long-term firm agreements include, but are not limited to, continental gas supply and demand levels, the availability of energy substitutes, the availability and transportation cost of interconnecting pipeline facilities as well as the availability and transportation cost of competitive pipeline facilities that access the same supply sources and serve the same market areas as NBP.

RESULTS OF OPERATIONS

Selected operating results and other data are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
	(In Millions)		(In Millions)
Operating revenues	$58.9	$62.6	$181.5	$175.2
Operating expenses	27.3	26.0	82.3	76.9

Operating income	31.6	36.6	99.2	98.3
Other income and (income deductions), net	(3.8)	4.8	(3.4)	13.3
Net interest expense	9.8	8.9	29.5	25.9

Income before taxes	18.0	32.5	66.3	85.7
Income tax expense	7.1	10.8	26.1	29.4

Net Income	$10.9	$21.7	$40.2	$56.3

Net Income—Net income for the three-month period ended September 30, 2003 decreased $10.8 million compared to the same period in 2002. For the nine months ended September 30, 2003, net income decreased $16.1 million when compared to the nine months ended September 30, 2002. For the year to date, an increase in operating revenues during 2003 as a result of NBP going into service in late 2002 was more than offset by a combination of factors including higher operating expenses, reduced AFUDC income in 2003, lower interest income, higher net interest expense, and a charge for an anticipated settlement under a related party guarantee. Further detail on the items effecting net income are reflected in the paragraphs which follow.

Operating Revenues—Operating revenues for the three-month period ended September 30, 2003 decreased $3.7 million compared to the same period in 2002. The decrease resulted from a combination of factors. Transportation revenues on the GTN Pipeline system were down $2.8 million from the comparable period in the prior year. In the third quarter 2002, the Company recorded $4.6 million of revenue that resulted from negotiated long-term contract termination settlements, with no comparable revenue present in the third quarter 2003. Partially offsetting those reductions was $3.8 million of additional revenues earned from NBP in the three-month period ended September 30, 2003. For the nine-month period ended September 30, 2003, total operating revenue increased $6.3 million compared to the same period of 2002. A total of $11.7 million additional revenues earned from NBP which were not present in the comparable periods in 2002 helped increase total revenues above prior year levels. In addition, a $2.7 million contract termination settlement fee was received by NBP and recorded as Operating Revenue during the first quarter of 2003. Partially offsetting these increases, in addition to the $4.6 million of revenue from negotiated long-term contract termination settlements received in 2002, mentioned above, was the fact that long-term firm commodity revenues related to actual gas flows, short-term firm revenues, and interruptible revenues were all down in 2003 when compared to 2002 as a result of unfavorable price differentials between various points along the GTN Pipeline system during the first nine months of 2003.

Operating Expenses—The components of total operating expenses are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
	(In Millions)		(In Millions)
Administrative and general	$6.5	$7.9	$20.5	$23.3
Operations and maintenance	4.4	4.1	13.1	11.7
Depreciation and amortization	12.9	11.4	38.7	33.9
Property and other taxes	3.5	2.6	10.0	8.0

Total operating expenses	$27.3	$26.0	$82.3	$76.9

For the three-month period ended September 30, 2003, compared with the same period in 2002, total operating expenses increased $1.3 million. For the three-month period ended September 30, 2003, administrative and general expenses show a decline year over year, due in part to a credit to employee benefit costs associated with accounting for pension contributions. Industry surcharge fees that are associated with actual gas deliveries were lower in 2003 than in 2002 by $0.5 million. The reduction in these fees are offset by corresponding revenue reductions. In addition, labor related savings and cost containment efforts reduced administrative and general expenses by $0.2 million in 2003, however, corporate allocations were $0.1 million higher than the prior year period and NBP expenses in 2003 added $0.3 million. Operations and maintenance expenses are higher in 2003 due in part to higher safety training costs on GTN and expenses on NBP which were not present in 2002. Depreciation expense was up by $1.0 million as a result of placing the NBP system into service and by $0.4 million from the completion of the 2002 expansion project on GTN. Property and other taxes were up $0.4 million on GTN as a result of the completion of the 2002 GTN expansion and $0.5 million on the NBP system.

For the nine-month period ended September 30, 2003, administrative and general expenses show a decline year over year which is due in large part to lower industry surcharge fees that are associated with actual gas deliveries which have been lower in 2003 than in 2002. The reduction in surcharge fees of $1.6 million when compared to the 2002 year to date period are offset by corresponding revenue reductions. In addition to the credit to employee benefit costs discussed above, labor related savings and cost containment efforts reduced administrative and general expenses by $1.1 million in 2003. NBP administrative and general expenses in 2003 added $0.9 million over the prior year. Operations and maintenance expenses are higher in 2003 due in part to higher labor costs on GTN and expenses on NBP which were not present in 2002. Depreciation expense was up as a result of depreciation on the NBP system of $3.8 million and from the completion of the 2002 expansion project on GTN. Property and other taxes were up $1.1 million on GTN as a result of the completion of the 2002 GTN expansion and $0.9 million on NBP as a result of the NBP system commencing operation.

Other income and (income deductions)—For the three-month period ended September 30, 2003, the Company reflected a total income deduction of $3.8 million, compared with $4.9 million of other income in the same period in 2002. The year on year change resulted from a $4.3 million reduction in AFUDC equity credits related to the construction activity levels and a $4.1 million charge in 2003 associated with an anticipated obligation under a related party guarantee. For further detail regarding the anticipated settlement, see “Note 1: General—Related Party Transactions” contained in “Item 1. Condensed Consolidated Financial Statements” above. On a year to date basis, AFUDC equity credits declined $9.4 million and interest income, associated with the $75.0 million loan to PG&E Corporation which existed during the first half of 2002 and is no longer in place, decreased $3.0 million.

Interest Expense—Net interest expense for the three-month period ended September 30, 2003 was $0.9 million more than interest expense for the same periods in 2002 primarily as a result of $1.0 million less AFUDC credit for borrowed funds in 2003. Reduced levels of construction activity in 2003 reduced the total AFUDC credit for borrowed funds for the nine- month period ended September 30, 2003 by $2.3 million from the comparable period in 2002. Slightly higher average outstanding debt balances during 2003 and slightly higher average interest rates in 2003, when compared to the same periods in 2002 also contributed to the overall increase in net interest expense of $3.7 million on a year to date basis. The table that follows provides a comparison of the average outstanding debt levels and interest rates on borrowed funds:

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
	(In Millions)		(In Millions)
Average outstanding debt	$521.4	$513.9	$539.9	$526.6
Average interest rate	7.5%	7.6%	7.3%	7.1%

CRITICAL ACCOUNTING POLICIES—ACCOUNTING FOR THE EFFECTS OF REGULATION

The Company accounts for the financial effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” As a result of applying the provisions of SFAS No. 71, the Company has accumulated $42.8 million of regulatory assets and $17.5 million of regulatory liabilities as of September 30, 2003. See “Summary of Significant Accounting Policies—Regulation” under “Note 1: General” included in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, for further discussion of accounting for the effects of regulation.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

Changes to Accounting for Certain Derivative Contracts

In June 2003, the FASB issued a new Derivatives Implementation Group (DIG) interpretation of SFAS No. 133, Issue No. C20, “Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature” (DIG C20). DIG C20 specifies additional circumstances under which price adjustment features, such as those based on broad market indices, in a derivative contract would not be an impediment to qualifying for the normal purchases and normal sales scope exception under SFAS No. 133. The adoption of this Issue, which is anticipated to occur in the fourth quarter of 2003, is not expected to impact on the Company’s Consolidated Financial Statements.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which expands upon existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities, and activities of another entity or arrangement with which it is involved. A “variable interest entity” is an entity that does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties or an entity where equity investors lack the essential characteristics of a controlling financial interest. The Company is currently assessing the impact, if any, of FIN 46 on its Consolidated Financial Statements.

The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. There were no new variable interest entities created by the Company between February 1, 2003, and September 30, 2003. The consolidation requirements related to entities or arrangements existing before February 1, 2003 were originally effective July 1, 2003. However, due to implementation issues, the FASB deferred the implementation until the fourth quarter of 2003. The Company is evaluating the impacts of FIN 46’s initial recognition, measurement, and disclosure provisions on the Consolidated Financial Statements.

SAFETY AND ENVIRONMENTAL MATTERS

The Company is subject to a number of federal, state and local laws and regulations designed to protect human health and the environment by imposing stringent controls with regard to planning and construction activities, land use, and air and water pollution, and, in recent years, by governing the use, treatment, storage, and disposal of hazardous or toxic materials. These laws and regulations affect future planning and existing operations, including environmental protection and remediation activities. The Company has generally been able to recover the costs of compliance with safety and environmental laws and regulations in its rates.

On an ongoing basis, the Company assesses measures that may need to be taken to comply with environmental laws and regulations related to its operations. The Company believes that it is in substantial compliance with applicable existing environmental requirements and that the ultimate amount of costs, individually or in the aggregate, that it may incur in connection with its compliance and remediation activities will not have a material effect on its financial condition, results of operations, or cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Credit and Market Risk Management Activities” included in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

ITEM 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of the Company’s disclosure controls and procedures as of September 30, 2003, the Company’s principal executive and principal financial officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II:    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Natural Gas Royalties Complaint—See “Legal Matters” in “Note 3: Commitments and Contingencies” included in “Item 1. Condensed Consolidated Financial Statements” above.

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

At the conclusion of these proceedings, GTN may be permitted to reinstate its collateral requirement to twelve months of demand charges for some or all of its shippers and/or be required to hold shipper collateral in segregated accounts. The Company does not expect that the ultimate outcome of these matters will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

On January 31, 2003, Petitioners filed a Notice of Appeal appealing the Superior Court’s judgment to the California Court of Appeal, Third Appellate District. The Company contemplates that the Court of Appeal will not issue its decision on Petitioners’ appeal before the latter part of 2003 or early 2004. The Company believes that the outcome of this matter will not have a material adverse effect on its financial condition, results of operations, or cash flows.

In re PG&E National Energy Group, Inc., et al., Case Nos. 03-30459 (PM) and 03-30461 through 03-30464 (PM) (Jointly Administered) (Bankr. D. Md.), PG&E National Energy Group, et al. v. Liberty Electric Power, LLC, Adv. Proc. No. 03-03104 (the “Adversary Proceeding”); Liberty Electric Power, LLC v. PG&E Gas Transmission, Northwest Corporation, H-03-3649 (S.D. Tex.) (“Liberty I”); Liberty Electric Power, LLC v. PG&E Gas Transmission, Northwest Corporation, H-03-3646 (S.D. Tex.) (“Liberty II”)—The Company provided a guarantee to Liberty Electric Power, LLC (Liberty) which guaranteed certain obligations of NEGT Energy Trading—Power, LP (ET Power), a subsidiary of NEGT Energy Trading Holdings Corporation, related to a tolling agreement (the Liberty Toll) between ET Power and Liberty.

On July 8, 2003, ET Power filed a motion with the Bankruptcy Court to to reject the Liberty Toll. By orders dated August 6 and August 8, 2003, the Bankruptcy Court granted the motion to reject, and provided a process by which ET Power and Liberty would exchange their respective calculations of any amounts owed between the parties and of the valuation of the rejected portion of the Agreement. The order also provided that the Bankruptcy Court would retain jurisdiction to hear and determine all matters related to the Agreement.

On July 30, 2003, Liberty sent ET Power a letter with an attachment purporting to show that ET Power owes Liberty $176.8 million as a termination payment for the rejection of the Agreement. Liberty also sent the Company demands under the guarantee for $5.4 million (relating to amounts allegedly owed by ET Power pre-petition) and for $140.0 million (the maximum guarantee amount relating to Liberty’s rejection claim against ET Power. The Company responded by letter to Liberty disputing that any amounts are due under the guarantee because (i) the amount due Liberty for the termination payment from ET Power is in dispute and (ii) ET Power’s possible right to setoff pre-petition claims by Liberty against amounts potentially owed by Liberty to ET Power may negate any Liberty pre-petition claims against ET Power. Consequently, the Company has asserted that, at this time, it has no liability under the guarantee to Liberty.

On September 11, 2003, Liberty filed two suits against the Company in United States District Court in Texas. Liberty I seeks the Company’s payment of $140.0 million to Liberty under the guarantee associated with Liberty’s purported rejection damages. Liberty II seeks $5.4 million from the Company under the guarantee related to tolling payments that ET Power allegedly failed to make prior to ET Power’s bankruptcy. These suits recently were served on the Company and the Company has not yet filed any answer or responsive pleading.

On September 23, 2003, ET Power provided Liberty its termination payment calculation pursuant to the Agreement and the rejection order. That calculation shows ET Power to be owed approximately $108.0 million under the Liberty Toll. On the same date, ET Power, along with NEGT and the Company, filed an adversary proceeding against Liberty in Bankruptcy Court. That lawsuit seeks declaratory relief, injunctive relief and damages. The debtors seek (i) a declaration that the automatic stay of the NEGT bankruptcy extends to stay the actions in Liberty I and Liberty II; (ii) an injunction against Liberty enjoining it from pursuing its litigation against the Company until the claims are resolved between ET Power and Liberty; and (iii) damages of over $100.0 million from Liberty resulting from the rejection of the Agreement. Liberty has not filed any answer or responsive pleadings.

It is not now possible to assess the likelihood of an unfavorable outcome or estimate the amount or range of potential loss. Management of the Company intends to pursue the claims they may have against Liberty in this matter and to vigorously defend against any potential claims asserted by Liberty.

ITEM 5.    OTHER INFORMATION

Gas Transmission Northwest Corporation’s earnings to fixed charges ratio for the nine-month period ended September 30, 2003 was 3.2 to 1. The statement of the foregoing ratio, together with the statement of the computation of the foregoing ratio filed as Exhibit 12 hereto, is included herein for the purpose of incorporating such information and exhibit into Registration Statement No. 33-91048 relating to the Company’s debt outstanding.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

Exhibit 3.1	—	Restated Articles of Incorporation of Gas Transmission Northwest Corporation effective October 6, 2003.

Exhibit 3.2	—	By-Laws of PG&E Gas Transmission, Northwest Corporation as amended June 1, 1999 (incorporated by reference to PG&E GTN’s Current Report on Form 8-K dated August 13, 1999 (File No. 0-25842, Exhibit 3).

Exhibit 4.1	—	Senior Trust Indenture Between Pacific Gas Transmission Company and The First National Bank of Chicago, as Trustee (Senior Debt), dated as of May 22, 1995, (incorporated by reference to PGT’s Current Report on Form 8-K dated June 21, 1995 (File No. 0-25842), Exhibit 4.2).

Exhibit 4.2	—	First Supplemental Indenture Between Pacific Gas Transmission Company and The First National Bank of Chicago, as Trustee (Senior Debt), dated as of May 30, 1995, (incorporated by reference to PGT’s Current Report on Form 8-K dated June 21, 1995 (File No. 0-25842), Exhibit 4.3).

Exhibit 4.3	—	Second Supplemental Indenture Between Pacific Gas Transmission Company and The First National Bank of Chicago as Trustee (Senior Debt), dated as of June 23, 1995 (incorporated by reference to PGT’s Current Report on Form 8-K dated July 6, 1995 (File No. 0-25842), Exhibit 4.2).

Exhibit 4.4	—	Credit Agreement, dated as of May 2, 2002, by and among PG&E GTN, The Royal Bank of Scotland, as Administrative Agent, and the other lenders and other parties thereto (incorporated by reference to PG&E GTN’s 8-K dated May 8, 2002 (File No. 0-25842), Exhibit 99).

Exhibit 4.5	—	Note Purchase Agreement, dated as of June 6, 2002, authorizing the issuance of $100,000,000 in 6.62% Senior Notes due June 6, 2012 (the “6.62% Notes”) (incorporated by reference to PG&E GTN’s 8-K dated June 13, 2002 (File No. 0-25842), Exhibit 99).

Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	—	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a–14(a).

Exhibit 31.2	—	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a–14(a).

Exhibit 32.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)    Reports on Form 8-K were issued during the quarter ended September 30, 2003, and through the date hereof:

1.	July 2, 2003

	Item 5.	Other Events—Termination of Guarantee.

	Item 7.	Financial Statements and Exhibits—Termination Agreement dated June 26, 2003.

2.	July 18, 2003

	Item 5.	Other Events—NEGT bankruptcy; Rating Agency Action; Change in Directors and Officers.

	Item 7.	Financial Statements and Exhibits—Credit Agency Press Releases dated July 8, 2003 and July 9, 2003.

3.	August 25, 2003

	Item 5.	Other Events—Guarantee in Support of Tolling Agreement.

4.	September 17, 2003

	Item 5.	Other Events—Legal Proceedings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAS TRANSMISSION NORTHWEST CORPORATION
(Registrant)

November 7, 2003	By:	/s/ P. CHRISMAN IRIBE
	Name:	P. Chrisman Iribe
	Title:	President

November 7, 2003	By:	/s/ THOMAS E. LEGRO
	Name:	Thomas E. Legro
	Title:	Vice President and Controller

EXHIBIT INDEX

Exhibit No.:	Description of Exhibit

3.1	Restated Articles of Incorporation

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350