Form 10-Q
period 2004-03-31
GAS TRANSMISSION NORTHWEST CORP
filed 2004-05-11
CIK 75491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2004.

1,000 shares of common stock, no par value. (All shares are owned by GTN Holdings LLC, a wholly owned, indirect subsidiary of PG&E Corporation.)

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gas Transmission Northwest Corporation

Statements of Condensed Consolidated Income

(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2004	2003
OPERATING REVENUES:
Gas transportation	$50,033	$46,245
Gas transportation for affiliates	14,917	14,782
Other	524	2,839

Total operating revenues	65,474	63,866

OPERATING EXPENSES:
Administrative and general	8,761	6,849
Operations and maintenance	4,542	4,335
Depreciation and amortization	12,235	12,883
Property and other taxes	4,197	3,278

Total operating expenses	29,735	27,345

OPERATING INCOME	35,739	36,521

OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during construction	191	169
Interest income	223	134
Other – net	(20)	13

Total other income and (income deductions)	394	316

INTEREST EXPENSE:
Interest on long-term debt	9,519	9,938
Allowance for borrowed funds used during construction	(109)	(105)
Other interest charges	122	64

Net interest expense	9,532	9,897

INCOME BEFORE INCOME TAXES	26,601	26,940
INCOME TAX EXPENSE	10,332	10,533

NET INCOME	$16,269	$16,407

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

(In Thousands)	March 31, 2004	December 31, 2003
PROPERTY, PLANT and EQUIPMENT:
Property, plant and equipment in service	$1,846,010	$1,843,640
Accumulated depreciation and amortization	(668,589)	(656,573)

Net plant in service	1,177,421	1,187,067
Construction work in progress	18,179	19,170

Total property, plant and equipment - net	1,195,600	1,206,237

CURRENT ASSETS:
Cash and cash equivalents	78,858	55,196
Accounts receivable - gas transportation (net of allowance for doubtful accounts of $1,406 in each period)	19,334	19,258
Accounts receivable – transportation imbalances and fuel	1,259	1,011
Accounts receivable – affiliated companies	27,196	27,229
Inventories (at average cost)	8,863	9,963
Prepayments and other current assets	1,911	1,241

Total current assets	137,421	113,898

OTHER NON-CURRENT ASSETS:
Income tax related regulatory assets	31,275	31,391
Deferred charge on reacquired debt	6,124	6,425
Unamortized debt expense	2,863	2,991
Other regulatory assets	5,650	5,318
Other	13,452	12,904

Total other non-current assets	59,364	59,029

TOTAL ASSETS	$1,392,385	$1,379,164

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

CAPITALIZATION AND LIABILITIES

(In Thousands, except shares)	March 31, 2004	December 31, 2003
CAPITALIZATION:
Common stock - no par value, 1,000 shares authorized, issued, and outstanding	$85,474	$85,474
Additional paid-in capital	249,837	249,837
Reinvested earnings	212,758	196,489

Total common stock equity	548,069	531,800
Long-term debt	498,142	498,115

Total capitalization	1,046,211	1,029,915

CURRENT LIABILITIES:
Accounts payable	9,498	13,343
Accounts payable to affiliates	7,189	17,918
Accrued interest	10,562	4,825
Accrued liabilities	8,720	10,021
Accrued taxes	3,406	2,946

Total current liabilities	39,375	49,053

NON-CURRENT LIABILITIES:
Deferred income taxes	267,153	261,510
Other	39,646	38,686

Total non-current liabilities	306,799	300,196

COMMITMENTS and CONTINGENCIES (Note 3)	—	—
TOTAL CAPITALIZATION AND LIABILITIES	$1,392,385	$1,379,164

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation

Statements of Condensed Consolidated Common Stock Equity

(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2004	2003
BALANCE AT BEGINNING OF PERIOD	$531,800	$473,513

Net income	16,269	16,407

BALANCE AT END OF PERIOD	$548,069	$489,920

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation

Statements of Condensed Consolidated Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,269	$16,407
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12,235	12,883
Deferred income taxes	5,643	3,953
Allowance for equity funds used during construction	(191)	(169)
Changes in operating assets and liabilities:
Accounts receivable – gas transportation and other	(324)	(1,469)
Accounts payable and accrued liabilities	591	(3,036)
Net receivable/payable – affiliates, income taxes and other	(10,696)	7,565
Accrued taxes, other than income	460	667
Inventory	1,100	247
Other working capital	(670)	395
Regulatory accruals	1,173	3,087
Other – net	(521)	(584)

Net cash provided by operating activities	25,069	39,946

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(1,298)	(3,556)
Allowance for borrowed funds used during construction	(109)	(105)

Net cash used in investing activities	(1,407)	(3,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(18,000)

Net cash used in financing activities	—	(18,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	23,662	18,285

CASH AND CASH EQUIVALENTS AT JANUARY 1	55,196	10,621

CASH AND CASH EQUIVALENTS AT MARCH 31	$78,858	$28,906

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,266	$4,077
Income taxes paid to parent	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and information disclosed in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” in the Annual Report on Form 10-K filed by Gas Transmission Northwest Corporation (GTNC) for the fiscal year ended December 31, 2003.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present a fair statement of the financial position, results of operations, and cash flows for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. Intercompany accounts and transactions have been eliminated. Prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2004 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for GTNC and its wholly owned subsidiaries which include: North Baja Pipeline, LLC; Pacific Gas Transmission Company; Gas Transmission Service Company, LLC; Pacific Gas Transmission International, Inc.; and a 50 percent interest in a joint venture known as Stanfield Hub Services, LLC.

Organization

GTNC was incorporated in California in 1957 under its former name, Pacific Gas Transmission Company. GTNC and its subsidiaries are collectively referred to herein as the “Company”. GTNC is an indirect wholly owned subsidiary of National Energy & Gas Transmission, Inc. (NEGT). PG&E Corporation is the ultimate corporate parent of NEGT.

On July 8, 2003, NEGT filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Maryland, Greenbelt Division (Bankruptcy Court) (Case No. 03-30459). Certain of NEGT’s indirect wholly owned subsidiaries also filed for bankruptcy protection under Chapter 11. Pursuant to Chapter 11 of the Bankruptcy Code, NEGT and those subsidiaries retained control of their assets and were authorized to operate their businesses as debtors in possession while being subject to the jurisdiction of the Bankruptcy Court.

As discussed in the Company’s Annual Report on Form 10-K for 2003, on February 24, 2004, NEGT and certain of its indirect wholly owned subsidiaries executed a Stock Purchase Agreement with TransCanada American Investments Ltd., TransCanada Corporation and TransCanada PipeLine USA Ltd. (collectively, TransCanada) for the purchase by TransCanada of the common stock of GTNC.

Pursuant to the terms of the Stock Purchase Agreement and as required under the Bankruptcy Code and Rules, an auction was held for the sale of interests in GTNC. Bidders were required to submit a higher or otherwise better bid package for the Company, as compared to the presently contemplated transaction structure with TransCanada. The final date for the submission of bids was April 25, 2004. There were no qualifying bids submitted. On April 29, 2004, NEGT announced that it had accepted TransCanada’s bid to acquire GTNC. A hearing before the bankruptcy court to approve the sale is scheduled to be held May 12, 2004. Pending an affirmative order by the bankruptcy court, management anticipates that sale of the Company to TransCanada will be consummated during the second quarter or early third quarter 2004.

By order dated May 3, 2004, the Bankruptcy Court confirmed NEGT’s plan of reorganization, and NEGT is in the process of completing the actions necessary to consummate its plan of reorganization.

As a result of changes to the membership of the board of directors for both NEGT and GTNC, PG&E Corporation no longer retains significant influence over the ongoing operations of NEGT or GTNC. Once a plan of reorganization becomes effective for NEGT, PG&E Corporation will no longer have any equity interest in or remain affiliated with NEGT or GTNC.

NOTE 2: RELATED PARTY TRANSACTIONS AND ACTIVITY

Pacific Gas and Electric Company, a wholly owned subsidiary of PG&E Corporation, is GTNC’s largest customer, accounting for approximately 20 percent of its transportation revenues for the past several years. During the first quarter of 2004, GTNC provided transportation services to Pacific Gas and Electric Company, in the normal course of business, which accounted for $14.9 million (23 percent) of GTNC’s transportation revenues. During the first quarter of 2003, $14.8 million (24 percent) of GTNC’s transportation revenues for such quarter were earned from Pacific Gas and Electric Company in the normal course of business.

Pacific Gas and Electric Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code on April 6, 2001 and emerged from bankruptcy on April 12, 2004. Upon emergence from bankruptcy, Pacific Gas and Electric Company repaid to GTNC $2.9 million, plus interest, due to GTNC for transportation services provided to Pacific Gas and Electric Company prior to its bankruptcy filing. Until March 16, 2004, GTNC held cash collateral from Pacific Gas and Electric Company to support Pacific Gas and Electric Company’s obligations as a shipper on GTN’s system. On that date, Pacific Gas and Electric Company substituted a letter of credit in the amount of $14.2 million in place of the cash collateral held by GTNC, and GTNC returned that amount of cash collateral, plus $0.8 million accrued interest.

The Company is charged by NEGT and other affiliates for services such as legal, tax, treasury, human resources, and other administrative functions, and for other costs incurred on the Company’s behalf, including, but not limited to, employee benefit costs and property and liability insurance costs. Previous to the NEGT bankruptcy filing, certain of these costs were also charged to the Company by PG&E Corporation. Following NEGT’s bankruptcy filing, PG&E Corporation continues to provide certain services on an interim basis which are due to the administration of some employee benefits.

For the three months ended March 31, 2004, GTNC has recognized $2.6 million of charges from affiliates in its operating expenses. During the comparable period of 2003, GTNC recognized $2.7 million of similar charges.

NOTE 3: COMMITMENTS AND CONTINGENCIES

GTNC provided certain guarantees in support of certain tolling agreements of NEGT Energy Trading - Power, LP (ET Power), a subsidiary of NEGT. In particular, the Company provided a secondary guarantee on behalf of Liberty Electric Power, LLC (Liberty) which guaranteed certain obligations of ET Power, related to a tolling agreement (the Liberty Toll) between ET Power and Liberty. The face amount of the guarantee at March 31, 2004 was $140.0 million.

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

On July 30, 2003, Liberty sent ET Power a letter with an attachment purporting to show that ET Power owed Liberty $176.8 million as a termination payment for the rejection of the Liberty Toll. Liberty also sent the Company demands under the guarantee for $5.4 million (relating to amounts allegedly owed by ET Power pre-petition) and for $140.0 million (the maximum guarantee amount relating to Liberty’s rejection claim against ET Power). The Company responded by letter to Liberty disputing that any amounts are due under the guarantee because (i) the amount due Liberty for the termination payment from ET Power is in dispute and (ii) ET Power’s possible right to setoff pre-petition claims by Liberty against amounts potentially owed by Liberty to ET Power may negate any Liberty pre-petition claims against ET Power. Consequently, the Company had asserted that, at that time, it had no liability under the guarantee to Liberty.

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

On September 23, 2003, ET Power provided Liberty its termination payment calculation pursuant to the Liberty Toll and the rejection order. That calculation shows ET Power to be owed approximately $108.0 million under the Liberty Toll. On the same date, ET Power, along with NEGT and the Company, filed an adversary proceeding against Liberty in Bankruptcy Court. That lawsuit sought declaratory relief, injunctive relief and damages. Specifically, ET Power seeks damages of over $100.0 million from Liberty resulting from the rejection of the Liberty Toll. Pursuant to an order of the Bankruptcy Court, the matter was referred to mediation, to be followed by binding arbitration if mediation were to fail. The parties to this litigation have completed mediation and are proceeding to binding arbitration as mandated by the Bankruptcy Court.

It is not now possible to assess the likelihood of an unfavorable outcome or estimate the amount or range of potential loss. Management of the Company intends to vigorously defend against any potential claims asserted by Liberty. At the closing of the proposed Stock Purchase Agreement for sale of GTNC to TransCanada, TransCanada will pay a portion of the purchase price into an escrow account, equal to the full face amount of certain then outstanding guarantees issued by GTNC in favor of certain NEGT affiliates, including the Liberty guarantee if outstanding. Amounts in the escrow account would be used to fund any liability of GTNC under such guarantees, and any amounts deposited in respect of a specific guarantee will be paid from the escrow to GTN Holdings LLC (GTNH) upon GTNC’s release under such guarantee, net of amounts paid under such guarantee, including amounts paid in connection with such release.

NOTE 4: SUBSEQUENT EVENTS

As discussed in the Company’s Annual Report on Form 10-K for 2003, on February 24, 2004, NEGT and certain of its indirect wholly owned subsidiaries executed a Stock Purchase Agreement with TransCanada for the purchase by TransCanada of the common stock of GTNC.

On April 7, 2004, Gasoducto Bajanorte, S. de R. L. de C.V. (GB) demanded arbitration (the Arbitration Demand) of a dispute with North Baja Pipeline, LLC, a subsidiary of GTNC, and GTNH, the parent of GTNC, arising with respect to GB’s right of first refusal under a Joint Operations and Development Agreement (JODA) between GB and North Baja Pipeline, LLC. The Arbitration Demand seeks a preliminary and permanent injunction against GTNH’s sale of its interest in GTNC. The Arbitration Demand alleges that this planned sale violates GB’s right of first refusal under the JODA with respect to North Baja Pipeline, LLC’s North Baja pipeline system (NBP). The Arbitration Demand also seeks specific performance of the JODA, a declaration that the JODA bars GTNH and North Baja Pipeline, LLC from selling any indirect or direct interest in North Baja Pipeline, LLC or NBP as part of the planned sale of GTNC, and the costs of arbitration. The parties have appointed an arbitrator.

Also on April 7, 2004, GB filed a complaint against North Baja Pipeline, LLC and GTNH in the Superior Court of the State of California for the County of San Diego. The complaint seeks relief similar to that sought in the Arbitration Demand. Contemporaneously, GB filed with the court a Motion for a Preliminary Injunction to Preserve the Status Quo Pending Arbitration. This motion seeks a preliminary injunction against the sale of GTNC, pending a determination by an arbitration panel whether further injunctive relief against the sale is appropriate. On April 15, 2004, the parties stipulated to the intervention of TransCanada American Investments Ltd. The Court heard plaintiff’s motion for preliminary injunction on April 30, 2004. The Court enjoined the completion of the sale or other transfer of any interest in North Baja Pipeline, LLC or NBP, until such time as the arbitrator determines whether Defendants should be enjoined from such acts, other than a transaction under which GTNC would “spin off” North Baja Pipeline, LLC to GTNH. The Court refused to enjoin the completion of the sale or transfer of GTNC or GTN separate from North Baja Pipeline, LLC or NBP.

Pursuant to the terms of the Stock Purchase Agreement and as required under the Bankruptcy Code and Rules, an auction was held for the sale of interests in GTNC. Bidders were required to submit a higher or otherwise better bid package for the Company, as compared to the presently contemplated transaction structure with TransCanada. The final date for the submission of bids was April 25, 2004. There were no qualifying bids submitted. On April 29, 2004, NEGT announced that it had accepted TransCanada’s bid to acquire GTNC. A hearing before the bankruptcy court to approve the sale is scheduled to be held May 12, 2004. Pending an affirmative order by the bankruptcy court, management anticipates that sale of the Company to TransCanada will be consummated during the second quarter or early third quarter 2004.

On May 4, 2004, GB submitted to the arbitrator a Notice of Motion and Motion for Issuance of a Preliminary Injunction, enjoining GTNH and North Baja Pipeline, LLC from: (a) completing the sale or other transfer of any interest in North Baja Pipeline, LLC or in NBP as separate assets or in a package sale (except for transfers to parties within the NEGT corporate family) until thirty-one days after the arbitrator determines that GB has received a bona fide offer from a third party to purchase North Baja Pipeline, LLC or NBP that GB has declined to match; and (b) completing the sale or other transfer of interests in GTNC under the Stock Purchase Agreement with TransCanada as amended March 23 and 31, 2004 or any other agreement containing certain specified terms. GB also submitted a notice of hearing, indicating that the motion will be heard on May 11, 2004. The arbitrator had previously scheduled a hearing on May 11, 2004 to address threshold issues regarding his jurisdiction to decide GB’s motion and the effect of the Superior Court’s order on GB’s motion for preliminary injunction. The arbitrator stated that he may defer the hearing on the motion for preliminary injunction until after May 11, 2004 if North Baja Pipeline, LLC and GTNH agree not to close any sale of the GTNC stock in the interim. GTNH has agreed to stipulate that it will not close the sale before May 25, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements and information disclosed in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data”, in Gas Transmission Northwest Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for Gas Transmission Northwest Corporation (GTNC) and its wholly owned subsidiaries which include North Baja Pipeline, LLC; Pacific Gas Transmission Company; Gas Transmission Service Company, LLC; Pacific Gas Transmission International, Inc.; and a 50 percent interest in a joint venture known as Stanfield Hub Services, LLC. Gas Transmission Northwest Corporation and its subsidiaries are collectively referred to herein as the “Company”.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present a fair statement of the financial position, results of operations, and cash flows for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. Intercompany accounts and transactions have been eliminated. Prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2004 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

FORWARD LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q, including this discussion and analysis, contains forward-looking statements that are necessarily subject to various risks and uncertainties. Use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “will,” “believe,” “could,” and similar expressions help identify forward-looking statements. These statements are based on current expectations and assumptions which management believes are reasonable and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. Although management believes that the expectations reflected in the forward-looking statements are reasonable, future results, events, levels of activity, performance, or achievements cannot be guaranteed. Although management is not able to predict all the factors that may affect future results, some of the more significant factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or historical results include: whether, and the terms under which, GTNC is sold to TransCanada American Investments Ltd., TransCanada Corporation and TransCanada PipeLine USA Ltd. (collectively, TransCanada) or another entity as a result of the ongoing bankruptcy process of National Energy & Gas Transmission, Inc. (NEGT) and whether North Baja Pipeline, LLC is included in such sale; the extent to which GTNC becomes obligated to pay debts for affiliates for whom GTNC has provided credit support; the ability of GTNC’s counterparties to satisfy their financial commitments to GTNC and the impact of counterparties’ nonperformance on GTNC’s liquidity position; the extent to which GTNC’s current or planned development and maintenance projects are completed and the pace and cost of that completion; future transportation capacity contract levels and pricing which are affected by general economic and financial market conditions, changes in interest rates, and regulatory actions, among other factors; and the extent and timing of electric generation, pipeline, and storage expansion and retirement by others.

EXECUTIVE SUMMARY

During the first quarter of 2004, GTNC generated net income of $16.3 million and increased its cash balance from $55.2 million to $78.9 million. While GTNC’s earnings were flat on a quarter-to-quarter basis for the period ended March 31, 2004 when compared to the same quarter in 2003, there are indications that market conditions are improving. Total operating revenues increased 2.5 percent in the first quarter of 2004 compared to the same period of 2003. The first quarter 2003 total operating revenue included a $2.7 million contract termination fee. The first quarter 2004 did not include any such fee. Gas transportation revenues increased 6.4 percent in the first quarter 2004 compared to the same period of 2003.

Greater transportation revenue in the first quarter 2004 resulted from additional long-term firm contracts and improving market conditions on GTNC’s pipeline system in the Pacific Northwest (GTN). During the first quarter of 2003, gas supply from Western Canada (the primary source of gas supply transported on GTN) was often among the most expensive gas supply alternatives serving California, GTN’s primary market. However, Western Canadian prices have since decreased and Rocky Mountain and San Juan gas supply prices increased such that supply from the Western Canadian Sedimentary Basin was, on average, the lowest-priced gas supply basin during the first quarter of 2004. In combination with additional long-term firm contracts that commenced November 2003, the beneficial pricing shift supported greater throughput and increased gas transportation revenues.

The increase in operating revenues offset higher operating expenses in the first quarter of 2004. The major factors which contributed to the higher operating expenses were increased salaries, higher employee benefits costs, and higher property taxes. GTNC’s cash flow from operations remained strong in the first quarter of 2004 reflecting the strength of GTNC’s underlying business and management’s ability to control discretionary expenditures.

Management expects earnings will increase approximately $3 million for the full year 2004 compared to the full year 2003. Much of the improvement in earnings is expected to come from the new contracts which took effect for transportation on GTN in late 2003 and will result in incremental revenues in 2004. On the development side, GTNC executed the first precedent agreement with a liquefied natural gas (LNG) developer to expand North Baja Pipeline, LLC’s North Baja pipeline system (NBP) for service as early as July 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, GTNC had $78.9 million in cash and cash equivalents on hand compared to a balance of $55.2 million at December 31, 2003. Cash flow from operations in the first quarter of 2004, as expected, allowed GTNC to continue to build cash during the first quarter of 2004.

Sources of Cash – The primary sources of cash available to GTNC are those generated from operations and the ability to draw on its $125.0 million of borrowing capacity available under a three-year corporate credit facility pursuant to a credit agreement dated as of May 2, 2002 (Credit Agreement). The interest rate on the credit facility is based on the London Interbank Offer Rate plus a credit spread of currently 1.45 percent. The credit spread corresponds to a rating issued from time to time by S&P or Moody’s on the Company’s senior unsecured long-term debt. At March 31, 2004, there were no outstanding borrowings under the Credit Agreement.

Net Cash Provided by Operating Activities – For the three months ended March 31, 2004, net cash provided by operating activities was $25.1 million, compared with $39.9 million for the same period in 2003. The lower cash flow in the first quarter of 2004 compared to the same period of 2003 resulted largely from the return of the cash collateral deposit from Pacific Gas and Electric Company in the amount of $15.0 million, including interest, on March 16, 2004.

Uses of Cash – GTNC’s uses of cash are primarily planned capital expenditures. During the first quarter of 2004, capital expenditures for replacement projects have totaled $1.3 million. GTNC expects to spend approximately $20.0 million on replacement projects during 2004.

Cash Used in Investing Activities – For the three months ended March 31, 2004, compared to the same period in 2003, net cash used in investing activities decreased by $2.3 million. During the first quarter of 2003, the Company incurred expenditures for the completion of the compressor station on NBP. GTNC is not planning any significant investment activities in 2004.

Business Development – GTNC continues to actively develop projects on both GTN and NBP. GTNC has entered preliminary negotiations with prospective shippers for a lateral pipeline originating on the GTN mainline and extending west to the Portland or Seattle markets. GTNC does not anticipate major capital expenditures will be required during 2004 to develop service to either of these markets.

GTNC is also continuing to pursue an expansion of its NBP system to connect potential LNG regasification terminals in Baja California, Mexico to U.S. markets, and has executed a precedent agreement with one potential terminal developer. GTNC expects to execute additional precedent agreements during the second quarter of 2004.

Net Used in Financing Activities – For the three months ended March 31, 2004, no cash was used in financing activities. No new debt was issued, no dividends were paid, nor were any capital contributions received during the first three months of either 2004 or 2003. For the three months ended March 31, 2003, cash used for financing activities was $18.0 million, reflecting a repayment of $18.0 million of the amount borrowed under the Company’s Credit Agreement.

The Credit Agreement and the Note Purchase Agreement for the Company’s 6.62% senior notes due 2012, dated June 6, 2002 each contain a covenant which limits total debt for the Company to no greater than 70.0 percent of total capitalization. In addition, certain covenants and conditions contained in the debt agreements are monitored by the Company on an ongoing basis. At March 31, 2004, the total debt to total capitalization ratio, as defined in the agreements, was 47.6 percent and the Company was in compliance with all terms and conditions of its debt agreements.

Credit Rating Changes – On April 30, 2004, S&P placed the Company’s “CC” senior unsecured debt rating on CreditWatch with positive implications reflecting NEGT’s announcement that TransCanada won the auction to purchase GTNC. On May 5, 2004 Moody’s upgraded the senior unsecured ratings of GTNC to “Ba1” from “B2” and kept the ratings under review for further upgrade.

Credit Support for Affiliates – Guarantees for Trading Activities. Guarantees for trading activities at March 31, 2004 with a face value of $109.7 million were outstanding with an overall estimated net exposure of $0.6 million. The estimated net exposure is comprised of the amount of the estimated outstanding obligation that NEGT Energy Trading Holdings Corporation (ET), a subsidiary of NEGT, and certain of its subsidiaries (collectively, the NEGT Energy Trading Entities) have to given counterparties, net of cash and other collateral held by those counterparties. At December 31, 2003, these guarantees in support of former trading activities of the NEGT Energy Trading Entities, with a face value of $185.7 million were outstanding, with an overall estimated net exposure of $12.5 million. The face value of the guarantees and the estimated net exposure amounts declined from December 31, 2003 to March 31, 2004 as a result of the settlement with Morgan Stanley Capital Group Inc. (Morgan Stanley) and the release or termination of certain other previously outstanding guarantees.

On July 16, 2003, Morgan Stanley issued a payment demand to the Company under existing guarantees in an aggregate amount of $4.4 million. On February 4, 2004, Morgan Stanley, GTNC, and the NEGT Energy Trading Entities entered into a settlement agreement (the Morgan Stanley Settlement) under which the Company agreed to pay $4.1 million to Morgan Stanley in return for a full release from any further obligations under certain agreements underlying the guarantees. GTNC had recorded a reserve for such payment in the third quarter of 2003. (Morgan Stanley also received other compensation from the NEGT Energy Trading Entities). On March 15, 2004, the Bankruptcy Court approved the Morgan Stanley Settlement, and GTNC made payment of the $4.1 million to Morgan Stanley on March 18, 2004.

To the extent that any payments have been or ultimately are paid by the Company under any of the trading guarantees, the Company anticipates it will have a claim against the NEGT Energy Trading Entities to the extent of such payment, but has not recorded a receivable for any such claim.

Guarantees for Tolling Agreements. In addition to the exposure to the guarantees in support of the former trading activities of the NEGT Energy Trading Entities described above, GTNC provided certain guarantees in support of certain tolling agreements of NEGT Energy Trading - Power, LP (ET Power), a subsidiary of ET. In particular, the Company provided a secondary guarantee on behalf of Liberty Electric Power, LLC (Liberty) which guaranteed certain obligations of ET Power related to a tolling agreement (the Liberty Toll) between ET Power and Liberty. The face amount of the guarantee at March 31, 2004 was $140.0 million.

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

On July 30, 2003, Liberty sent ET Power a letter with an attachment purporting to show that ET Power owed Liberty $176.8 million as a termination payment for the rejection of the Liberty Toll. Liberty also sent the Company demands under the guarantee for $5.4 million (relating to amounts allegedly owed by ET Power pre-petition) and for $140.0 million (the maximum guarantee amount relating to Liberty’s rejection claim against ET Power). The Company responded by letter to Liberty disputing that any amounts are due under the guarantee because (i) the amount due Liberty for the termination payment from ET Power is in dispute and (ii) ET Power’s possible right to setoff pre-petition claims by Liberty against amounts potentially owed by Liberty to ET Power may negate any Liberty pre-petition claims against ET Power. Consequently, the Company had asserted that, at that time, it had no liability under the guarantee to Liberty.

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

On September 23, 2003, ET Power provided Liberty its termination payment calculation pursuant to the Liberty Toll and the rejection order. That calculation shows ET Power to be owed approximately $108.0 million under the Liberty Toll. On the same date, ET Power, along with NEGT and the Company, filed an adversary proceeding against Liberty in Bankruptcy Court. That lawsuit sought declaratory relief, injunctive relief and damages. Specifically, ET Power seeks damages of over $100.0 million from Liberty resulting from the rejection of the Liberty Toll. Pursuant to an order of the Bankruptcy Court, the matter was referred to mediation, to be followed by binding arbitration if mediation were to fail. The parties to this litigation have completed mediation and are proceeding to binding arbitration as mandated by the Bankruptcy Court.

It is not now possible to assess the likelihood of an unfavorable outcome or estimate the amount or range of potential loss. Management of the Company intends to vigorously defend against any potential claims asserted by Liberty. At the closing of the proposed Stock Purchase Agreement for sale of GTNC to TransCanada, TransCanada will pay a portion of the purchase price into an escrow account, equal to the full face amount of certain then outstanding guarantees issued by GTNC in favor of certain NEGT affiliates, including the Liberty guarantee if outstanding. Amounts in the escrow account would be used to fund any liability of GTNC under such guarantees, and any amounts deposited in respect of a specific guarantee will be paid from the escrow to GTNH upon GTNC’s release under such guarantee, net of amounts paid under such guarantee, including amounts paid in connection with such release.

CREDIT AND MARKET RISK MANAGEMENT ACTIVITIES

Customer Credit Risk – Pacific Gas and Electric Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code on April 6, 2001 and emerged from bankruptcy on April 12, 2004. Upon emergence from bankruptcy, Pacific Gas and Electric Company repaid to GTNC $2.9 million, plus interest, due to GTNC for transportation services provided to Pacific Gas and Electric Company prior to its bankruptcy filing. Until March 16, 2004, GTNC held cash collateral from Pacific Gas and Electric Company to support Pacific Gas and Electric Company’s obligations as a shipper on GTN’s system. On that date, Pacific Gas and Electric Company substituted a letter of credit in the amount of $14.2 million in place of the cash collateral held by GTNC. GTNC returned that amount of cash, plus $0.8 million accrued interest.

On July 14, 2003, Mirant Americas Energy Marketing, LP (MAEM), one of the Company’s shippers, voluntarily filed a petition for relief under the provision of Chapter 11 of the U.S. Bankruptcy Code. MAEM was current on its obligations with the Company at the time of the Chapter 11 filing. At March 31, 2004, MAEM had not defaulted on any of its contracts or obligations with the Company and the Company continues to hold collateral of $3.1 million, which was the maximum amount allowed by Tariff. On April 21, 2004, the Bankruptcy Court approved MAEM’s motion to reject certain contracts between MAEM and GTNC, some of which extended through October 2009. Prior to such rejection, MAEM completed a temporary assignment of a portion of the rejected contracts to an investment-grade replacement shipper through October 31, 2006. This temporary release mitigates the effect on GTNC of MAEM’s contract rejections through the October 31, 2006 time period. GTNC will file a proof of claim with the Bankruptcy Court to reflect rejection of the contracts in an amount of $52.9 million; however, GTNC is unable to estimate what proportion of this claim it may recover from MAEM through the bankruptcy proceeding.

Market Risk – The market fundamentals on the GTN system have improved since last year as lower Western Canadian gas supply prices supported increasing deliveries from the GTN system. Compared to the first quarter of 2003, the lower Western Canadian price is due to an approximate 200 MDth/d increase in gas production in Western Canada combined with slightly lower gas demand in that region.

During the first quarter of 2004 there were no significant changes in GTN’s customer mix or contract profile. The customer mix remains at 49 percent utility customers, 25 percent producers, 19 percent power generators, and seven percent marketers and industrial end users. The renewal profile has not changed.

During the first quarter of 2004, the system load factor on GTN was 64.5 percent, which compares to 50.2 percent in the same quarter last year. The long-term firm contract capacity utilization rate was 71.1 percent during the first quarter of 2004 compared to 58.2 percent in the same period of 2003. In November 2003, GTN commenced approximately 140 MDth/d of new long-term firm contracts, which was partially offset by approximately 30 MDth/d of contracts that were not renewed on the same date. The overall combination of a greater volume of contracts and higher utilization of such contracts resulted in a 24.0 percent increase in throughput on long-term firm contracts when comparing the first quarter of 2004 to the same period of 2003.

On the NBP system, 87.2 percent of available long-term capacity was held among four shippers as of March 31, 2004. All of NBP’s contracts serve power generators located in Mexico, and through its interconnect with GB, NBP is the sole pipeline supplier of natural gas to these markets. Long-term contracted capacities associated with some NBP contracts increase between 2004 and 2006 so that at the beginning of 2006, 95.0 percent of the available long-term capacity on NBP will be contracted by shippers. Currently, the terms of NBP long-term firm contracts range between 6 and 24 years, with a volume-weighted average remaining term of all long-term contracted capacities of approximately 19 years. The remaining five percent of capacity is expected to be contracted by 2007 as part of expansions of the NBP system.

GTNC continues to participate in the California Public Utilities Commission’s (CPUC) Order Initiating Rulemaking process to ensure reliable, long-term natural gas supplies to California. The CPUC is expected to issue a decision regarding Phase I of this proceeding in the third quarter of 2004, which will impact the ability of California utilities to renew and obtain long-term firm contracts for interstate pipeline capacity.

RESULTS OF OPERATIONS

Selected operating results and other data are as follows:

	Three Months Ended March 31,
	2004	2003
	(In Millions)
Operating revenues	$65.5	$63.8
Operating expenses	29.8	27.3

Operating income	35.7	36.5
Other income and (income deductions), net	0.4	0.3
Net interest expense	9.5	9.9

Income before taxes	26.6	26.9
Income tax expense	10.3	10.5

Net Income	$16.3	$16.4

Net Income – Net income for the three-month period ended March 31, 2004 decreased $0.1 million compared to the same period in 2003. An increase in operating revenues during 2004 and lower net interest expense was more than offset by higher operating expenses than in the comparable period of 2003 and the effect of a revenue settlement in the first quarter of 2003. Further detail on the items affecting net income are reflected in the paragraphs that follow.

Operating Revenues - Operating revenues for the three-month period ended March 31, 2004 increased $1.7 million compared to the same period in 2003. Transportation revenues on GTN were up $2.5 million from the comparable period in the prior year. Transportation revenues on NBP were up $1.5 million from the comparable period in the prior year. In addition, a $2.7 million contract termination settlement fee was received by North Baja Pipeline, LLC from an affiliate and recorded as Operating Revenue during the first quarter of 2003.

Operating Expenses - The components of total operating expenses are as follows:

	Three Months Ended March 31,
	2004	2003
	(In Millions)
Administrative and general	$8.8	$6.8
Operations and maintenance	4.6	4.3
Depreciation and amortization	12.2	12.9
Property and other taxes	4.2	3.3

Total operating expenses	$29.8	$27.3

For the three-month period ended March 31, 2004, compared with the same period in 2003, total operating expenses increased $2.5 million. Administrative and general expenses show an increase year over year, due in part to increased employee related costs, including the cost of the Company’s stand alone benefits which are no longer part of the parent’s benefit packages. Depreciation and amortization expense was down by $0.7 million as a result of reduced amortization of computer software which is now fully depreciated. Property and other taxes were up $0.3 million on GTN and $0.6 million on the NBP system, as a result of the system going into service.

Other income and (income deductions) - For the three-month period ended March 31, 2004, the Company reflected total other income of $0.4 million, compared with $0.3 million of other income in the same period in 2003. The year to year change resulted primarily from an increase in interest income on invested cash on hand.

Interest Expense– Net interest expense for the three-month period ended March 31, 2004 was $0.4 million less than interest expense for the same period in 2003 due to the fact that there have been no amounts outstanding under the Credit Agreement in 2004 while an average of $57.1 million was outstanding under the Credit Agreement during the first quarter of 2003. The table that follows provides a comparison of the average outstanding debt levels and interest rates on borrowed funds:

	Three Months Ended March 31,
	2004	2003
	(In Millions)
Average outstanding debt	$500.0	$557.1
Average interest rate	7.6%	7.2%

POTENTIAL CHANGE IN CONTROL

As discussed in the Company’s Annual Report on Form 10-K for 2003, on February 24, 2004, NEGT and certain of its indirect wholly owned subsidiaries executed a Stock Purchase Agreement with TransCanada for the purchase by TransCanada of the common stock of GTNC.

On April 7, 2004, Gasoducto Bajanorte, S. de R. L. de C.V. (GB) demanded arbitration (the Arbitration Demand) of a dispute with North Baja Pipeline, LLC, a subsidiary of GTNC, and GTN Holdings LLC (GTNH), the parent of GTNC, arising with respect to GB’s right of first refusal under a Joint Operations and Development Agreement (JODA) between GB and North Baja Pipeline, LLC. The Arbitration Demand seeks a preliminary and permanent injunction against GTNH’s sale of its interest in GTNC. The Arbitration Demand alleges that this planned sale violates GB’s right of first refusal under the JODA with respect to North Baja Pipeline, LLC’s North Baja pipeline system (NBP). The Arbitration Demand also seeks specific performance of the JODA, a declaration that the JODA bars GTNH and North Baja Pipeline, LLC from selling any indirect or direct interest in North Baja Pipeline, LLC or NBP as part of the planned sale of GTNC, and the costs of arbitration. The parties have appointed an arbitrator.

Also on April 7, 2004, GB filed a complaint against North Baja Pipeline, LLC and GTNH in the Superior Court of the State of California for the County of San Diego. The complaint seeks relief similar to that sought in the Arbitration Demand. Contemporaneously, GB filed with the court a Motion for a Preliminary Injunction to Preserve the Status Quo Pending Arbitration. This motion seeks a preliminary injunction against the sale of GTNC, pending a determination by an arbitration panel whether further injunctive relief against the sale is appropriate. On April 15, 2004, the parties stipulated to the intervention of TransCanada American Investments Ltd. The Court heard plaintiff’s motion for preliminary injunction on April 30, 2004. The Court enjoined the completion of the sale or other transfer of any interest in North Baja Pipeline, LLC or NBP, until such time as the arbitrator determines whether Defendants should be enjoined from such acts, other than a transaction under which GTNC would “spin off” North Baja Pipeline, LLC to GTNH. The Court refused to enjoin the completion of the sale or transfer of GTNC or GTN separate from North Baja Pipeline, LLC or NBP.

Pursuant to the terms of the Stock Purchase Agreement and as required under the Bankruptcy Code and Rules, an auction was held for the sale of interests in GTNC. Bidders were required to submit a higher or otherwise better bid package for the Company, as compared to the presently contemplated transaction structure with TransCanada. The final date for the submission of bids was April 25, 2004. There were no qualifying bids submitted. On April 29, 2004, NEGT announced that it had accepted TransCanada’s bid to acquire GTNC. A hearing before the bankruptcy court to approve the sale is scheduled to be held May 12, 2004. Pending an affirmative order by the bankruptcy court, management anticipates that sale of the Company to TransCanada will be consummated during the second quarter or early third quarter 2004.

On May 4, 2004, GB submitted to the arbitrator a Notice of Motion and Motion for Issuance of a Preliminary Injunction, enjoining GTNH and North Baja Pipeline, LLC from: (a) completing the sale or other transfer of any interest in North Baja Pipeline, LLC or in NBP as separate assets or in a package sale (except for transfers to parties within the NEGT corporate family) until thirty-one days after the arbitrator determines that GB has received a bona fide offer from a third party to purchase North Baja Pipeline, LLC or NBP that GB has declined to match; and (b) completing the sale or other transfer of interests in GTNC under the Stock Purchase Agreement with TransCanada as amended March 23 and 31, 2004 or any other agreement containing certain specified terms. GB also submitted a notice of hearing, indicating that the motion will be heard on May 11, 2004. The arbitrator had previously scheduled a hearing on May 11, 2004 to address threshold issues regarding his jurisdiction to decide GB’s motion and the effect of the Superior Court’s order on GB’s motion for preliminary injunction. The arbitrator stated that he may defer the hearing on the motion for preliminary injunction until after May 11 if North Baja Pipeline, LLC and GTNH agree not to close any sale of the GTNC stock in the interim. GTNH has agreed to stipulate that it will not close the sale before May 25, 2004.

RELATED PARTY TRANSACTIONS AND ACTIVITY

Pacific Gas and Electric Company, a wholly owned subsidiary of PG&E Corporation, is GTNC’s largest customer, accounting for approximately 20 percent of its transportation revenues for the past several years. During the first quarter of 2004, GTNC provided transportation services to Pacific Gas and Electric Company, in the normal course of business, which accounted for $14.9 million (23 percent) of GTNC’s transportation revenues. During the first quarter of 2003, $14.8 million (24 percent) of GTNC’s transportation revenues for such quarter were earned from Pacific Gas and Electric Company in the normal course of business.

Pacific Gas and Electric Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code on April 6, 2001 and emerged from bankruptcy on April 12, 2004. Upon emergence from bankruptcy, Pacific Gas and Electric Company repaid to GTNC $2.9 million, plus interest, due to GTNC for transportation services provided to Pacific Gas and Electric Company prior to its bankruptcy filing. Until March 16, 2004, GTNC held cash collateral from Pacific Gas and Electric Company to support Pacific Gas and Electric Company’s obligations as a shipper on GTN’s system. On that date, Pacific Gas and Electric Company substituted a letter of credit in the amount of $14.2 million in place of the cash collateral held by GTNC. GTNC returned that amount of cash, plus $0.8 million accrued interest.

The Company is charged by NEGT and other affiliates for services such as legal, tax, treasury, human resources, and other administrative functions, and for other costs incurred on the Company’s behalf, including, but not limited to, employee benefit costs and property and liability insurance costs. Previous to the NEGT bankruptcy filing, certain of these costs were also charged to the Company by PG&E Corporation. Following NEGT’s bankruptcy filing, PG&E Corporation continues to provide certain services on an interim basis which are due to the administration of some employee benefits.

For the three months ended March 31, 2004, GTNC has recognized $2.6 million of charges from affiliates in its operating expenses. During the comparable period of 2003, GTNC recognized $2.7 million of similar charges.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of March 31, 2004.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. We have identified certain accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. For a discussion of those critical accounting policies, see “Critical Accounting Policies” in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K.

As a result of applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, the Company has accumulated $43.1 million of regulatory assets and $30.1 million of regulatory liabilities as of March 31, 2004.

As discussed in the Commitments and Contingencies section, the Company issued, and continues to have outstanding, guarantees to support the obligations of ET, which are subject to accounting treatment under SFAS No. 5, “Accounting for Contingencies” and Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To the extent the Company ultimately pays any counterparty as guarantor, the Company will have a claim against ET. See “LIQUIDITY AND CAPITAL RESOURCES – Credit Support for Affiliates” above, for a discussion of a $4.1 million payment made to Morgan Stanley during the first quarter of 2004. In accordance with SFAS No. 5, the Company would record credit for such claim only when, and to the extent that, income is realized. If any payment to a counterparty as settlement for claims made under the guarantees is disbursed from the escrow account established in conjunction with the Stock Purchase Agreement, GTNC will assign such claim to NEGT.

Amounts that GTNC recognizes as obligations to provide pension benefits under SFAS No. 87, “Employers’ Accounting for Pensions,” and other benefits under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” are based on certain actuarial assumptions. As required by Federal Regulatory Energy Commission (FERC) policy, GTNC established irrevocable trusts to fund all benefit payments based upon a prescribed annual test period allowance of $2.1 million. To the extent actual SFAS No. 106 accruals differ from the annual funded amount, a regulatory asset or liability is established to defer the difference pending treatment in the next general rate case filing. Based upon this treatment, GTNC had over collected $11.8 million at March 31, 2004 and $11.5 million at December 31, 2003.

NEW ACCOUNTING STANDARDS

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

On January 12, 2004, the Financial Accounting Standards Board (FASB) released FASB Staff Position No. FAS 106-1 (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law on December 8, 2003 and introduces a prescription drug benefit under Medicare and provides a federal subsidy to sponsors of certain retiree health care benefits. Uncertainties exist regarding the effects of the Medicare Act on GTNC’s accumulated postretirement benefit obligation and net postretirement benefit costs and the accounting for those effects, if any. Under FSP 106-1, plan sponsors are allowed to elect a one-time deferral of the accounting for the Medicare Act. Amounts and disclosures related to GTNC’s accumulated postretirement benefit obligation and net postretirement benefit costs in the financial statements and accompanying notes do not reflect the effects of the Medicare Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require GTNC to change previously reported information.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46, as subsequently revised in December 2003 (FIN 46R), is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51), and supersedes Emerging Issues Task Force Issues No. 90-15 and 96-21, which prescribe accounting for lease arrangements with nonsubstantive lessors. FIN 46R clarifies the application of ARB 51 to certain entities, defined as “variable interest entities” (VIEs), in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires that a VIE is to be consolidated by a company, if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns, or both.

The consolidation requirements of FIN 46R apply immediately to VIEs created after January 31, 2003. There were no new VIEs created by the Company between February 1, 2003 and March 31, 2004. The Company is a non-public entity as defined by the Standard and, as such, the consolidation requirements related to entities or arrangements existing before February 1, 2003 are effective January 1, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of the Company’s disclosure controls and procedures as of March 31, 2004, the Company’s principal executive and principal financial officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Natural Gas Royalties Complaint – This litigation involves the consolidation of approximately 77 False Claims Act cases filed in various federal district courts as more fully described in GTNC’s Annual Report on Form 10-K for 2003. No changes have occurred during the first quarter 2004 with respect to this complaint.

Calpine Complaint, Docket No, RP04-217 - On February 3, 2004, one shipper which holds capacity on GTN, Calpine Energy Services, L.P. (Calpine), filed in Docket No. RP03-70 requesting clarification whether GTNC may demand collateral in excess of three months reservation charges for capacity which Calpine holds on GTN’s 2002 expansion. On March 30, 2004, the FERC issued an Order on Compliance and Petition for Clarification in Docket No. RP03-70 in which the FERC declared itself unable to determine whether GTNC should be permitted to require additional collateral from Calpine, redocketed Calpine’s request for clarification as a complaint at Docket No. RP04-217, and provided Calpine an opportunity to supplement the record with additional information. Calpine filed a formal complaint in Docket No. RP04-217 on April 29, 2004.

This proceeding is likely to clarify whether GTNC may be permitted to increase the amount of collateral that GTNC is entitled to require from Calpine to support Calpine’s obligations under its 2002 expansion capacity contract. The Company does not expect that the ultimate outcome of these matters will have a material adverse effect on its financial condition, results of operations, or cash flows.

County of Imperial and City of El Centro v. California State Lands Commission (North Baja Pipeline LLC, Intergen Services, Inc. and Sempra Energy, Real Parties in Interest), California Court of Appeal, Third Appellate District, Civil No. C043219 (“North Baja Pipeline Litigation”) – A Superior Court hearing on the merits of the case was held on September 13, 2002. On November 27, 2002, Judge Gail D. Ohanesian of the Sacramento County Superior Court entered a Judgment Denying the Petition for Writ of Mandate and Denying Request for Declaratory and Injunctive Relief and granted judgment in favor of the California State Lands Commission and North Baja Pipeline, LLC and against Petitioners. On January 31, 2003, Petitioners filed a Notice of Appeal appealing the Superior Court’s judgment to the California Court of Appeal, Third Appellate District. The Company contemplates that the Court of Appeal will issue its decision on Petitioners’ appeal during 2004. The Company believes that the outcome of this matter will not have a material adverse effect on its financial condition, results of operations, or cash flows.

Liberty Matter - In re PG&E National Energy Group, Inc., et al., Case Nos. 03-30459 (PM) and 03-30461 through 03-30464 (PM) (Jointly Administered) (Bankr. D. Md.), PG&E National Energy Group, et al. v. Liberty Electric Power, LLC, Adv. Proc. No. 03-03104 (the “Adversary Proceeding”); Liberty Electric Power, LLC v. PG&E Gas Transmission, Northwest Corporation, H-03-3649 (S.D. Tex.) (“Liberty I”); Liberty Electric Power, LLC v. PG&E Gas Transmission, Northwest Corporation, H-03-3646 (S.D. Tex.) (“Liberty II”) – This litigation is the result of two lawsuits filed against the Company in Federal District Court relating to a guarantee issued by the Company in support of an affiliate’s obligations under an agreement with Liberty Electric Power, LLC (Liberty). The Company provided a guarantee to Liberty which guaranteed certain obligations of NEGT Energy Trading - Power, LP (ET Power), a subsidiary of NEGT Energy Trading Holdings Corporation (ET), a subsidiary of NEGT, related to a tolling agreement (the Liberty Toll) between ET Power and Liberty.

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

On July 30, 2003, Liberty sent ET Power a letter with an attachment purporting to show that ET Power owed Liberty $176.8 million as a termination payment for the rejection of the Liberty Toll. Liberty also sent the Company demands under the guarantee for $5.4 million (relating to amounts allegedly owed by ET Power pre-petition) and for $140.0 million (the maximum guarantee amount relating to Liberty’s rejection claim against ET Power). The Company responded by letter to Liberty disputing that any amounts are due under the guarantee because (i) the amount due Liberty for the termination payment from ET Power is in dispute and (ii) ET Power’s possible right to setoff pre-petition claims by Liberty against amounts potentially owed by Liberty to ET Power may negate any Liberty pre-petition claims against ET Power. Consequently, the Company had asserted that, at that time, it had no liability under the guarantee to Liberty.

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

On September 23, 2003, ET Power provided Liberty its termination payment calculation pursuant to the Liberty Toll and the rejection order. That calculation shows ET Power to be owed approximately $108.0 million under the Liberty Toll. On the same date, ET Power, along with NEGT and the Company, filed an adversary proceeding against Liberty in Bankruptcy Court. That lawsuit sought declaratory relief, injunctive relief and damages. Specifically, ET Power seeks damages of over $100.0 million from Liberty resulting from the rejection of the Liberty Toll. Pursuant to an order of the Bankruptcy Court, the matter was referred to mediation, to be followed by binding arbitration if mediation were to fail. The parties to this litigation have completed mediation and are proceeding to binding arbitration as mandated by the Bankruptcy Court.

Management of the Company intends to vigorously defend against any potential claims asserted by Liberty. The litigation is in early stages. However, it now appears remote that GTNC will incur a loss in excess of $140.0 million, the face amount of the GTNC guarantee.

At the closing of the proposed Stock Purchase Agreement for sale of GTNC to TransCanada, TransCanada will pay a portion of the purchase price into an escrow account, equal to the full face amount of certain then outstanding guarantees issued by GTNC in favor of certain NEGT affiliates, including the Liberty guarantee if outstanding. Amounts in the escrow account would be used to fund any liability of GTNC under such guarantees, and any amounts deposited in respect of a specific guarantee will be paid from the escrow to GTNH upon GTNC’s release under such guarantee, net of amounts paid under such guarantee, including amounts paid in connection with such release.

North Baja Pipeline, LLC Right of First Refusal Matter - As discussed in the Company’s Annual Report on Form 10-K for 2003, on February 24, 2004, NEGT and certain of its indirect wholly owned subsidiaries executed a Stock Purchase Agreement with TransCanada American Investments Ltd., TransCanada Corporation and TransCanada PipeLine USA Ltd. (collectively, TransCanada) for the purchase by TransCanada of the common stock of GTNC.

On April 7, 2004, Gasoducto Bajanorte, S. de R. L. de C.V. (GB) demanded arbitration (the Arbitration Demand) of a dispute with North Baja Pipeline, LLC, a subsidiary of GTNC, and GTN Holdings LLC (GTNH), the parent of GTNC, arising with respect to GB’s right of first refusal under a Joint Operations and Development Agreement (JODA) between GB and North Baja Pipeline, LLC. The Arbitration Demand seeks a preliminary and permanent injunction against GTNH’s sale of its interest in GTNC. The Arbitration Demand alleges that this planned sale violates GB’s right of first refusal under the JODA with respect to North Baja Pipeline, LLC’s North Baja pipeline system (NBP). The Arbitration Demand also seeks specific performance of the JODA, a declaration that the JODA bars GTNH and North Baja Pipeline, LLC from selling any indirect or direct interest in North Baja Pipeline, LLC or NBP as part of the planned sale of GTNC, and the costs of arbitration. The parties have appointed an arbitrator.

Also on April 7, 2004, GB filed a complaint against North Baja Pipeline, LLC and GTNH in the Superior Court of the State of California for the County of San Diego. The complaint seeks relief similar to that sought in the Arbitration Demand. Contemporaneously, GB filed with the court a Motion for a Preliminary Injunction to Preserve the Status Quo Pending Arbitration. This motion seeks a preliminary injunction against the sale of GTNC, pending a determination by an arbitration panel whether further injunctive relief against the sale is appropriate. On April 15, 2004, the parties stipulated to the intervention of TransCanada American Investments Ltd. The Court heard plaintiff’s motion for preliminary injunction on April 30, 2004. The Court enjoined the completion of the sale or other transfer of any interest in North Baja Pipeline, LLC or NBP, until such time as the arbitrator determines whether Defendants should be enjoined from such acts, other than a transaction under which GTNC would “spin off” North Baja Pipeline, LLC to GTNH. The Court refused to enjoin the completion of the sale or transfer of GTNC or GTN separate from North Baja Pipeline, LLC or NBP.

On May 4, 2004, GB submitted to the arbitrator a Notice of Motion and Motion for Issuance of a Preliminary Injunction, enjoining GTNH and North Baja Pipeline, LLC from: (a) completing the sale or other transfer of any interest in North Baja Pipeline, LLC or in NBP as separate assets or in a package sale (except for transfers to parties within the NEGT corporate family) until thirty-one days after the arbitrator determines that GB has received a bona fide offer from a third party to purchase North Baja Pipeline, LLC or NBP that GB has declined to match; and (b) completing the sale or other transfer of interests in GTNC under the Stock Purchase Agreement with TransCanada as amended March 23 and 31, 2004 or any other agreement containing certain specified terms. GB also submitted a notice of hearing, indicating that the motion will be heard on May 11, 2004. The arbitrator had previously scheduled a hearing on May 11, 2004 to address threshold issues regarding his jurisdiction to decide GB’s motion and the effect of the Superior Court’s order on GB’s motion for preliminary injunction. The arbitrator stated that he may defer the hearing on the motion for preliminary injunction until after May 11 if North Baja Pipeline, LLC and GTNH agree not to close any sale of the GTNC stock in the interim. GTNH has agreed to stipulate that it will not close the sale before May 25, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 3.1 - Restated Articles of Incorporation of Gas Transmission Northwest Corporation effective October 6, 2003 (incorporated by reference to GTNC’s Quarterly Report on Form 10-Q dated November 7, 2003 (File No. 0-25842), Exhibit 3.1).

Exhibit 3.2 - By-Laws of PG&E Gas Transmission, Northwest Corporation as amended June 1, 1999 (incorporated by reference to PG&E GTN’s Current Report on Form 8-K dated August 13, 1999 (File No. 0-25842), Exhibit 3).

Exhibit 4.1 - Senior Trust Indenture Between Pacific Gas Transmission Company and The First National Bank of Chicago, as Trustee (Senior Debt), dated as of May 22, 1995, (incorporated by reference to PGT’s Current Report on Form 8-K dated June 21, 1995 (File No. 0-25842), Exhibit 4.2).

Exhibit 4.2 - First Supplemental Indenture Between Pacific Gas Transmission Company and The First National Bank of Chicago, as Trustee (Senior Debt), dated as of May 30, 1995, (incorporated by reference to PGT’s Current Report on Form 8-K dated June 21, 1995 (File No. 0-25842), Exhibit 4.3).

Exhibit 4.3 - Second Supplemental Indenture Between Pacific Gas Transmission Company and The First National Bank of Chicago as Trustee (Senior Debt), dated as of June 23, 1995 (incorporated by reference to PGT’s Current Report on Form 8-K dated July 6, 1995 (File No. 0-25842), Exhibit 4.2).

Exhibit 4.4 - Credit Agreement, dated as of May 2, 2002, by and among PG&E GTN, The Royal Bank of Scotland, as Administrative Agent, and the other lenders and other parties thereto (incorporated by reference to PG&E GTN’s Current Report on Form 8-K dated May 8, 2002 (File No. 0-25842), Exhibit 99).

Exhibit 4.5 - Note Purchase Agreement, dated as of June 6, 2002, authorizing the issuance of $100,000,000 in 6.62% Senior Notes due June 6, 2012 (the “6.62% Notes”) (incorporated by reference to PG&E GTN’s Current Report on Form 8-K dated June 13, 2002 (File No. 0-25842), Exhibit 99).

Exhibit 12 – Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 – Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a – 14(a).

Exhibit 31.2 – Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a – 14(a).

Exhibit 32.1 – Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2 – Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K were issued during the quarter ended March 31, 2004, and through the date hereof:

1.	February 24, 2004

Item 5. Other Events – Execution of Stock Purchase Agreement.

2.	April 16, 2004

Item 5. Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAS TRANSMISSION NORTHWEST CORPORATION
(Registrant)

May 11, 2004	By:	/s/ P. Chrisman Iribe
	Name:	P. Chrisman Iribe
	Title:	President

May 11, 2004	By:	/s/ Thomas E. Legro
	Name:	Thomas E. Legro
	Title:	Vice President and Controller

EXHIBIT INDEX

Exhibit No.:	Description of Exhibit
12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a - 14(a)

31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a - 14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350