Form 10-Q
period 2004-06-30
GAS TRANSMISSION NORTHWEST CORP
filed 2004-08-12
CIK 75491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2004.

1,000 shares of common stock, no par value. (All shares are owned by GTN Holdings LLC.)

i

PART I: FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gas Transmission Northwest Corporation

Statements of Condensed Consolidated Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2004	2003	2004	2003
OPERATING REVENUES:
Gas transportation	$47,686	$44,121	$97,719	$90,366
Gas transportation for affiliates	14,127	14,231	29,044	29,013
Other	179	431	703	3,270

Total operating revenues	61,992	58,783	127,466	122,649

OPERATING EXPENSES:
Administrative and general	8,071	7,146	16,832	13,995
Operations and maintenance	4,768	4,369	9,310	8,704
Depreciation and amortization	12,261	12,899	24,496	25,782
Property and other taxes	3,672	3,284	7,869	6,562

Total operating expenses	28,772	27,698	58,507	55,043

OPERATING INCOME	33,220	31,085	68,959	67,606

OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during construction	227	154	418	323
Interest income	268	126	491	260
Other – net	(3,189)	(143)	(3,209)	(130)

Total other income and (income deductions)	(2,694)	137	(2,300)	453

INTEREST EXPENSE:
Interest on long-term debt	9,552	9,941	19,071	19,879
Allowance for borrowed funds used during construction	(127)	(101)	(236)	(206)
Other interest charges	77	47	199	111

Net interest expense	9,502	9,887	19,034	19,784

INCOME BEFORE INCOME TAXES	21,024	21,335	47,625	48,275
INCOME TAX EXPENSE	8,189	8,445	18,521	18,978

NET INCOME	$12,835	$12,890	$29,104	$29,297

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

(In Thousands)	June 30, 2004	December 31, 2003
PROPERTY, PLANT and EQUIPMENT:
Property, plant and equipment in service	$1,848,700	$1,843,640
Accumulated depreciation and amortization	(680,638)	(656,573)

Net plant in service	1,168,062	1,187,067
Construction work in progress	22,587	19,170

Total property, plant and equipment – net	1,190,649	1,206,237

CURRENT ASSETS:
Cash and cash equivalents	109,743	55,196
Accounts receivable - gas transportation (net of allowance for doubtful accounts of $1,406 in each period)	18,127	19,258
Accounts receivable - transportation imbalances and fuel	262	1,011
Accounts receivable - affiliated companies	23,788	27,229
Inventories (at average cost)	8,823	9,963
Prepayments and other current assets	1,717	1,241

Total current assets	162,460	113,898

OTHER NON-CURRENT ASSETS:
Income tax related regulatory assets	31,183	31,391
Deferred charge on reacquired debt	5,823	6,425
Unamortized debt expense	2,734	2,991
Other regulatory assets	5,983	5,318
Other	13,616	12,904

Total other non-current assets	59,339	59,029

TOTAL ASSETS	$1,412,448	$1,379,164

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

CAPITALIZATION AND LIABILITIES

(In Thousands, except shares)	June 30, 2004	December 31, 2003
CAPITALIZATION:
Common stock - no par value, 1,000 shares authorized, issued, and outstanding	$85,474	$85,474
Additional paid-in capital	249,837	249,837
Reinvested earnings	225,593	196,489

Total common stock equity	560,904	531,800
Long-term debt	248,170	498,115

Total capitalization	809,074	1,029,915

CURRENT LIABILITIES:
Long-term debt - current portion	250,000	—
Accounts payable	14,743	13,343
Accounts payable to affiliates	10,523	17,918
Accrued interest	4,890	4,825
Accrued and other current liabilities	8,991	10,021
Accrued taxes	2,673	2,946

Total current liabilities	291,820	49,053

NON-CURRENT LIABILITIES:
Deferred income taxes	271,296	261,510
Other	40,258	38,686

Total non-current liabilities	311,554	300,196

COMMITMENTS and CONTINGENCIES (Note 3)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$1,412,448	$1,379,164

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation

Statements of Condensed Consolidated Common Stock Equity

(Unaudited)

	Six Months Ended June 30,
(In Thousands)	2004	2003
BALANCE AT BEGINNING OF PERIOD	$531,800	$473,513
Net income	29,104	29,297

BALANCE AT END OF PERIOD	$560,904	$502,810

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation

Statements of Condensed Consolidated Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In Thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,104	$29,297
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	24,496	25,782
Deferred income taxes	9,786	7,714
Allowance for equity funds used during construction	(418)	(323)
Changes in operating assets and liabilities:
Accounts receivable – gas transportation and other	1,880	(135)
Accounts payable and accrued liabilities	435	(11,737)
Net receivable/payable – affiliates, income taxes and other	(3,954)	(6,523)
Accrued taxes, other than income	(273)	(713)
Inventory	1,140	1,131
Other working capital	(476)	(394)
Regulatory accruals	1,974	3,136
Other – net	(657)	(1,303)

Net cash provided by operating activities	63,037	45,932

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(8,254)	(6,713)
Allowance for borrowed funds used during construction	(236)	(206)

Net cash used in investing activities	(8,490)	(6,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(31,000)

Net cash used in financing activities	—	(31,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	54,547	8,013
CASH AND CASH EQUIVALENTS AT JANUARY 1	55,196	10,621

CASH AND CASH EQUIVALENTS AT JUNE 30	$109,743	$18,634

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest, net of amounts capitalized	$19,103	$19,220
Income taxes paid to parent	$36	$18,936

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

Pursuant to the terms of the Stock Purchase Agreement and as required under the Bankruptcy Code and Rules, an auction was held for the sale of interests in GTNC. The final date for the submission of bids was April 25, 2004. There were no qualifying bids submitted. On April 29, 2004, NEGT announced that it had accepted TransCanada’s bid to acquire GTNC. On May 13, 2004, the United States Bankruptcy Court for the District of Maryland issued an order authorizing and approving the Stock Purchase Agreement and related agreements and authorizing consummation of the transactions contemplated therein. Management anticipates that sale of the Company to TransCanada will be consummated by the end of the third quarter or early in the fourth quarter of 2004, immediately following the consummation of NEGT’s plan of reorganization.

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

NOTE 2: RELATED PARTY TRANSACTIONS AND ACTIVITY

Pacific Gas and Electric Company, a wholly owned subsidiary of PG&E Corporation, is GTNC’s largest customer, accounting for approximately 20 percent of its transportation revenues for the past several years. During the second quarter of 2004, GTNC provided transportation services to Pacific Gas and Electric Company, in the normal course of business, which accounted for $14.1 million (23 percent) of GTNC’s transportation revenues. During the second quarter of 2003, $14.2 million (24 percent) of GTNC’s transportation revenues for such quarter were earned from Pacific Gas and Electric Company in the normal course of business. For the six months ended June 30, 2004, GTNC provided transportation services to Pacific Gas and Electric Company, in the normal course of business, which accounted for $29.0 million (23 percent) of GTNC’s transportation revenues. During the first half of 2003, $29.0 million (24 percent) of GTNC’s transportation revenues were earned from Pacific Gas and Electric Company in the normal course of business.

Pacific Gas and Electric Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code on April 6, 2001 and emerged from bankruptcy on April 12, 2004. Upon emergence from bankruptcy, Pacific Gas and Electric Company paid to GTNC $2.9 million, plus interest, due to GTNC for transportation services provided to Pacific Gas and Electric Company prior to its bankruptcy filing. Until March 16, 2004, GTNC held cash collateral from Pacific Gas and Electric Company to support Pacific Gas and Electric Company’s obligations as a shipper on GTN’s system. On that date, Pacific Gas and Electric Company substituted a letter of credit in the amount of $14.2 million in place of the cash collateral held by GTNC, and GTNC returned that amount of cash collateral, plus $0.8 million accrued interest.

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

For the three months ended June 30, 2004, GTNC has recognized $2.6 million of charges from affiliates in its operating expenses, bringing the total year to date amount to $5.2 million. During the second quarter of 2003, GTNC recognized $3.6 million of similar charges and an aggregate of $6.3 million for the first two quarters of 2003.

NOTE 3: COMMITMENTS AND CONTINGENCIES

GTNC provided certain guarantees in support of certain tolling agreements of NEGT Energy Trading—Power, LP (ET Power), a subsidiary of NEGT. In particular, the Company provided a secondary guarantee on behalf of Liberty Electric Power, LLC (Liberty) which guaranteed certain obligations of ET Power, related to a tolling agreement (the Liberty Toll) between ET Power and Liberty. The face amount of the guarantee at June 30, 2004 was $140.0 million.

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

On September 23, 2003, ET Power provided Liberty its termination payment calculation pursuant to the Liberty Toll and the rejection order. That calculation shows ET Power to be owed approximately $108.0 million under the Liberty Toll. On the same date, ET Power, along with NEGT and the Company, filed an adversary proceeding against Liberty in Bankruptcy Court. That lawsuit sought declaratory relief, injunctive relief and damages. Specifically, ET Power seeks damages of over $100.0 million from Liberty resulting from the rejection of the Liberty Toll. The parties to the lawsuit have completed mediation as required by the Bankruptcy Court without reaching a settlement. On or about April 21, 2004 Liberty initiated arbitration before the American Arbitration Association. In its arbitration demand, Liberty seeks approximately $159.1 million, plus interest, costs, and court fees. The arbitration process is ongoing.

It is reasonably possible that the Company could incur a loss in the range of zero to $140.0 million. Management of the Company intends to vigorously defend against any potential claims asserted by Liberty. Pursuant to the closing of the proposed Stock Purchase Agreement for the sale of GTNC to TransCanada, TransCanada will pay a portion of the purchase price into an escrow account, equal to the full face amount of certain then outstanding guarantees issued by GTNC in favor of certain NEGT affiliates, including the Liberty guarantee if outstanding. Amounts in the escrow account would be used to fund any liability of GTNC under such guarantees, and any amounts deposited in respect of a specific guarantee will be paid from the escrow to GTNC’s direct parent, GTN Holdings LLC (GTNH), upon GTNC’s release under such guarantee, net of amounts paid under such guarantee, including amounts paid in connection with such release.

NOTE 4: NORTH BAJA PIPELINE, LLC

As discussed in the Company’s Annual Report on Form 10-K for 2003, on February 24, 2004, NEGT and certain of its indirect wholly owned subsidiaries executed a Stock Purchase Agreement with TransCanada for the purchase by TransCanada of the common stock of GTNC. The Stock Purchase Agreement contemplates the transfer of the ownership of NBP as part of the purchase by TransCanada.

Pursuant to the terms of the Stock Purchase Agreement and as required under the Bankruptcy Code and Rules, an auction was held for the sale of interests in GTNC. Bidders were required to submit a higher or otherwise better bid package for the Company, as compared to the presently contemplated transaction structure with TransCanada. The final date for the submission of bids was April 25, 2004. There were no qualifying bids submitted. On April 29, 2004, NEGT announced that it had accepted TransCanada’s bid to acquire GTNC. On May 13, 2004, the Bankruptcy Court for the District of Maryland issued an order authorizing and approving the Stock Purchase Agreement and related agreements and authorizing the consummation of the transactions contemplated therein. Management anticipates that sale of the Company to TransCanada will be consummated by the end of the third quarter or early in the fourth quarter of 2004, immediately following the consummation of NEGT’s plan of reorganization.

On April 7, 2004, Gasoducto Bajanorte, S. de R.L. de C.V. (GB) demanded arbitration (the Arbitration Demand) of a dispute with North Baja Pipeline, LLC, a subsidiary of GTNC, and GTNH arising with respect to GB’s right of first refusal under a Joint Operations and Development Agreement between GB and North Baja Pipeline, LLC.

Also on April 7, 2004, GB filed a complaint (the Complaint, and, collectively with the Arbitration Demand, the Litigation) against North Baja Pipeline, LLC and GTNH in the Superior Court of the State of California for the County of San Diego. Contemporaneously, GB filed with the court a Motion for a Preliminary Injunction to Preserve the Status Quo Pending Arbitration.

On June 25, 2004, GTNH, North Baja Pipeline, LLC, and TransCanada reached a settlement agreement with GB under which GB released all claims of any kind related to the Litigation and agreed to take all necessary actions to dismiss the Litigation with prejudice. The settlement amount was not material to GTNC’s financial condition, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements and information disclosed in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data”, in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Gas Transmission Northwest Corporation (GTNC).

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect all adjustments necessary to present a fair statement of the financial position, results of operations, and cash flows for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. Intercompany accounts and transactions have been eliminated. Prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2004 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q, including this discussion and analysis, contains forward-looking statements that are necessarily subject to various risks and uncertainties. Use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “will,” “believe,” “could,” and similar expressions help identify forward-looking statements. These statements are based on current expectations and assumptions which management believes are reasonable and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. Although management believes that the expectations reflected in the forward-looking statements are reasonable, future results, events, levels of activity, performance, or achievements cannot be guaranteed. Although management is not able to predict all the factors that may affect future results, some of the more significant factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or historical results include: whether, and the terms under which, GTNC is sold to TransCanada American Investments Ltd., TransCanada Corporation and TransCanada PipeLine USA Ltd. (collectively, TransCanada) or another entity as a result of the ongoing bankruptcy process of National Energy & Gas Transmission, Inc. (NEGT); the extent to which GTNC becomes obligated to pay debts for affiliates for whom GTNC has provided credit support; the ability of GTNC’s counterparties to satisfy their financial commitments to GTNC and the impact of counterparties’ nonperformance on GTNC’s liquidity position; the extent to which GTNC’s current or planned development and maintenance projects are completed and the pace and cost of that completion; future transportation capacity contract levels and pricing which are affected by general economic and financial market conditions, changes in interest rates, and regulatory actions, among other factors; and the extent and timing of electric generation, pipeline, and storage expansion and retirement by others.

OVERVIEW

GTNC owns and operates two interstate pipeline systems which provide natural gas transportation services to third party shippers on a nondiscriminatory basis. All services provided by GTNC are regulated by the Federal Energy Regulatory Commission (FERC). GTNC was incorporated in 1957, with operations on its system in the Pacific Northwest, or GTN, beginning in 1961. The North Baja Pipeline system, or NBP, which began service in 2002, is owned and operated by North Baja Pipeline, LLC, a direct, wholly owned subsidiary of GTNC, and serves markets in northern Baja California, Mexico.

Pipeline revenues are primarily derived through the selling of firm rights to pipeline capacity. Therefore, revenues are driven in large part by the amount of capacity under contract and the duration of those contracts. The majority of the pipeline capacity on both GTN and NBP is dedicated to various shippers under long-term firm transportation contracts that provide consistent revenues through monthly reservation charges. Additional revenues are earned based upon the actual volumes of gas that flow under firm transportation contracts and from interruptible transportation contracts that have no associated capacity rights, but result in revenues based solely on the actual quantities of gas transported.

RECENT EVENTS AND MANAGEMENT FOCUS

Potential Change of Control

GTNC is an indirect wholly owned subsidiary of NEGT. PG&E Corporation is the ultimate corporate parent of NEGT.

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

Pursuant to the terms of the Stock Purchase Agreement and as required under the Bankruptcy Code and Rules, an auction was held for the sale of interests in GTNC. The final date for the submission of bids was April 25, 2004. There were no qualifying bids submitted. On April 29, 2004, NEGT announced that it had accepted TransCanada’s bid to acquire GTNC. On May 13, 2004, the United States Bankruptcy Court for the District of Maryland issued an order authorizing and approving the Stock Purchase Agreement and related agreements and authorizing consummation of the transactions contemplated therein. Management anticipates that sale of the Company to TransCanada will be consummated by the end of the third quarter or early in the fourth quarter of 2004, immediately following the consummation of NEGT’s plan of reorganization.

As a result of changes to the membership of the boards of directors for both NEGT and GTNC, PG&E Corporation no longer retains significant influence over the ongoing operations of NEGT or GTNC. Once a plan of reorganization becomes effective for NEGT, PG&E Corporation will no longer have any equity interest in or remain affiliated with NEGT or GTNC.

Certain information technology platforms and other support have historically been provided to the Company by NEGT. In connection with the deconsolidation and the subsequent sale of the Company to TransCanada, these services will be transitioned away from NEGT under certain transition service agreements entered into in connection with the Stock Purchase Agreement. Management expects that the impact of the transition on the Company’s business and operations will be minimal (if any) and that services on the pipeline systems will continue in a seamless fashion.

North Baja Pipeline – Right of First Refusal Matter

On April 7, 2004, Gasoducto Bajanorte, S. de R.L. de C.V. (GB) demanded arbitration (the Arbitration Demand) of a dispute with North Baja Pipeline, LLC and GTN Holdings LLC, (GTNH), the direct parent of GTNC, arising with respect to GB’s right of first refusal under a Joint Operations and Development Agreement between GB and North Baja Pipeline, LLC.

Also on April 7, 2004, GB filed a complaint (the Complaint, and, collectively with the Arbitration Demand, the Litigation) against North Baja Pipeline, LLC and GTNH in the Superior Court of the State of

California for the County of San Diego. Contemporaneously, GB filed with the court a Motion for a Preliminary Injunction to Preserve the Status Quo Pending Arbitration.

On June 25, 2004, GTNH, North Baja Pipeline, LLC, and TransCanada reached a settlement agreement with GB under which GB released all claims of any kind related to the Litigation and agreed to take all necessary actions to dismiss the Litigation with prejudice. The settlement amount was not material to GTNC’s financial condition, results of operations, or cash flows.

Business Development

NBP is the focus of significant business development efforts, focused primarily on providing gas transportation services to Liquefied Natural Gas (LNG) terminals currently planned to be constructed on the coast of northern Baja California, Mexico. One terminal development group, composed of subsidiaries of Sempra Energy and Shell International, has received many of the required permits and anticipates starting construction of their terminal in the third quarter of 2004, with an anticipated in-service date for the terminal in late 2007. North Baja Pipeline, LLC and its interconnecting pipeline in Mexico, GB, have both signed precedent agreements with one of the developers of this terminal to transport re-gasified LNG from the terminal to Ehrenberg, Arizona. Discussions and negotiations continue with at least two other terminal developers in connection with the development of, and transfer of gas from, new proposed LNG terminals.

The ultimate quantity of transportation capacity that NBP will provide to shippers related to these terminal developments will not be determined until late 2004, which is consistent with options that exist within the currently signed and anticipated precedent agreements. Therefore, the costs and revenues associated with this new business cannot be determined with any certainty at this time. Nonetheless, ability of NBP to serve existing and future LNG terminal developments (or expansions) is expected to provide a significant opportunity for investment and revenue growth for the Company.

Discussions and negotiations continue with prospective shippers for a lateral pipeline originating on the GTN mainline and extending west to the Portland, Oregon or Seattle, Washington markets. Management does not anticipate significant capital spending will be required during 2004 to develop service to either of these markets.

LIQUIDITY AND CAPITAL RESOURCES

Driven by its need to meet ongoing operational needs and to cover the potential contingencies posed by the outstanding guarantees that the Company provided to various third parties on behalf of certain affiliates as credit support for transactions entered into by certain of its affiliates, GTNC has continued to build its cash reserves during 2004. At June 30, 2004, GTNC had $109.7 million in cash and cash equivalents on hand compared to a balance of $55.2 million at December 31, 2003. It is likely that, just prior to the sale to TransCanada, GTNC will dividend the bulk of its excess cash, thereby returning its cash balance to more normal historical levels in the three to ten million dollar range.

Sources of Cash

Cash Available from Financing - The primary sources of cash available to GTNC are cash generated from operations and the ability to draw on its $125.0 million of borrowing capacity available under a three-year credit facility pursuant to a credit agreement dated as of May 2, 2002 (Credit Agreement). The interest rate on the credit facility is based on the London Interbank Offer Rate plus a credit spread of currently 1.45 percent. The credit spread corresponds to a rating issued from time to time by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s) on the Company’s senior unsecured long-term debt. At June 30, 2004, there were no outstanding borrowings under the Credit Agreement, and management does not anticipate utilizing this borrowing capacity during the remainder of 2004.

Credit Rating Changes – On April 30, 2004, S&P placed the Company’s “CC” senior unsecured debt rating on CreditWatch with positive implications reflecting NEGT’s announcement that TransCanada won the auction to purchase GTNC. On May 5, 2004, Moody’s upgraded the senior unsecured ratings of GTNC to “Ba1” from “B2” and kept the ratings under review for further upgrade. Currently, the ratings remain at “CC” with S&P and “Ba1” with Moody’s.

Net Cash Provided by Operating Activities – For the six months ended June 30, 2004 the Company has continued to provide strong, consistent cash flows from operations. The increase in cash flow during the first half of 2004 compared to the same period of 2003 in part reflects the fact that trade accounts payable were elevated at the end of 2002 when the compressor station on NBP was nearing completion. In 2004, income tax payments, rather than being paid to the Company’s parent as in the past, have been retained at GTNC since it has a net income tax receivable from parent, allowing additional cash to be retained while reducing the net receivable. GTNC returned the cash collateral deposit from Pacific Gas and Electric Company in the amount of $15.0 million, including interest, in the first quarter of 2004. The Company also received $3.1 million in the second quarter of 2004 from Pacific Gas and Electric Company for payment of past due receivables as a result of its emergence from bankruptcy.

Uses of Cash

Cash Used in Investing Activities - Currently, GTNC’s uses of cash are primarily planned capital expenditures. During the first half of 2004, capital expenditures for replacement and safety related projects, including the Company’s pipeline integrity management program, have resulted in a slight increase in spending when compared to the corresponding period of 2003. During the first half of 2003, the Company completed expenditures for the compressor station on NBP. GTNC is not planning any significant investment activities in 2004 and expects to spend approximately $20.0 million on replacement and safety projects during the current year.

Net Cash Used in Financing Activities – For the six months ended June 30, 2004, no cash was used in financing activities. No new debt was issued, no dividends were paid, nor were any capital contributions received during the first six months of either 2004 or 2003. For the six months ended June 30, 2003, cash used for financing activities was $31.0 million, reflecting repayment of that portion of the amount borrowed under the Company’s Credit Agreement.

The Credit Agreement and the Note Purchase Agreement for the Company’s 6.62% senior notes due 2012, dated June 6, 2002, each contain a covenant which limits total debt for the Company to no greater than 70.0 percent of total capitalization. In addition, certain covenants and conditions contained in the debt agreements are monitored by the Company on an ongoing basis. At June 30, 2004, the total debt to total capitalization ratio, as defined in the agreements, was 47.0 percent and the Company was in compliance with all terms and conditions of its debt agreements. This calculation includes the current portion of the long term debt in the capitalization structure.

Credit Support for Affiliates

Guarantees for Trading Activities – Guarantees for trading activities at June 30, 2004 with a face value of $90.0 million were outstanding with an overall estimated net exposure of $0.6 million. The estimated net exposure is comprised of the amount of the estimated outstanding obligation that NEGT Energy Trading Holdings Corporation (ET), a subsidiary of NEGT, and certain of its subsidiaries (collectively, the NEGT Energy Trading Entities) have to given counterparties, net of cash and other collateral held by those counterparties. At December 31, 2003, these guarantees in support of former trading activities of the NEGT Energy Trading Entities, with a face value of $185.7 million were outstanding, with an overall estimated net exposure of $12.5 million. The face value of the guarantees and the estimated net exposure amounts declined from December 31, 2003 to June 30, 2004 as a result of the settlement with Morgan Stanley Capital Group Inc. (Morgan Stanley) and the release or termination of certain other previously outstanding guarantees.

In the third quarter of 2003, Morgan Stanley issued a payment demand to the Company under existing guarantees in an aggregate amount of $4.4 million and, during that same quarter, GTNC recorded a reserve for such payment in the amount of $4.1 million. In the first quarter of 2004, Morgan Stanley, GTNC, and the NEGT Energy Trading Entities entered into a settlement agreement (the Morgan Stanley Settlement) under which the Company agreed to pay $4.1 million to Morgan Stanley in return for a full release from any further obligations under certain agreements underlying the guarantees. (Morgan Stanley also received other compensation from the NEGT Energy Trading Entities). The Bankruptcy Court approved the Morgan Stanley Settlement, and GTNC made payment of the $4.1 million to Morgan Stanley in the first quarter 2004.

On June 24, 2004, GTNC filed a claim in the bankruptcy proceedings of the NEGT Trading Entities to recover the $4.1 million paid by GTNC under the Morgan Stanley Settlement. GTNC is unable to estimate what proportion of this claim it may recover from the NEGT Energy Trading Entities through the bankruptcy proceedings. GTNC has not recorded a receivable for this claim.

Guarantees for Tolling Agreements - In addition to the exposure to the guarantees in support of the former trading activities of the NEGT Energy Trading Entities described above, GTNC provided certain guarantees in support of certain tolling agreements of NEGT Energy Trading—Power, LP (ET Power), a subsidiary of ET. In particular, the Company provided a secondary guarantee on behalf of Liberty Electric Power, LLC (Liberty) which guaranteed certain obligations of ET Power related to a tolling agreement (the Liberty Toll) between ET Power and Liberty. The face amount of the guarantee at June 30, 2004 was $140.0 million.

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

On September 23, 2003, ET Power provided Liberty its termination payment calculation pursuant to the Liberty Toll and the rejection order. That calculation shows ET Power to be owed approximately $108.0 million under the Liberty Toll. On the same date, ET Power, along with NEGT and the Company, filed an adversary proceeding against Liberty in Bankruptcy Court. That lawsuit sought declaratory relief, injunctive relief and damages. Specifically, ET Power seeks damages of over $100.0 million from Liberty resulting from the rejection of the Liberty Toll. The parties to the lawsuit have completed mediation as required by the Bankruptcy Court without reaching a settlement. On or about April 21, 2004, Liberty initiated arbitration before the American Arbitration Association. In its arbitration demand, Liberty seeks approximately $159.1 million, plus interest, costs, and court fees. The arbitration process is ongoing.

The litigation is in its early stages, however it is reasonably possible that the Company could incur a loss in the range of zero to $140.0 million. Management of the Company intends to vigorously defend against any potential claims asserted by Liberty. Pursuant to the Stock Purchase Agreement for the sale of GTNC to TransCanada, TransCanada will pay a portion of the purchase price into an escrow account, equal to the full face amount of certain then outstanding guarantees issued by GTNC in favor of certain NEGT affiliates, including the Liberty guarantee if outstanding. Amounts in the escrow account would be used to fund any liability of GTNC under such guarantees, and any amounts deposited in respect of a specific guarantee will be paid from the escrow to GTNC’s direct parent, GTNH, upon GTNC’s release under such guarantee, net of amounts paid under such guarantee, including amounts paid in connection with such release.

In October 2003, ING Investment Management LLC (ING), on behalf of itself and certain of its affiliates, questioned the adequacy of certain disclosures GTNC made under the Note Purchase Agreement entered into by GTNC and ING regarding these guarantees. Discussions during 2004 concerning the matter concluded in July with a settlement in the form of an Amended Note Purchase Agreement, a copy of which is filed herewith as Exhibit 4.1. The settlement had no material effect on GTNC’s financial condition, results of operations, or cash flows.

RESULTS OF OPERATIONS

Selected operating results and other data are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Millions)		(In Millions)
Operating revenues	$62.0	$58.8	$127.5	$122.6
Operating expenses	28.8	27.7	58.5	55.0

Operating income	33.2	31.1	69.0	67.6
Other income and (income deductions), net	(2.7)	0.1	(2.3)	0.5
Net interest expense	9.5	9.9	19.1	19.8

Income before taxes	21.0	21.3	47.6	48.3
Income tax expense	8.2	8.4	18.5	19.0

Net Income	$12.8	$12.9	$29.1	$29.3

Net Income

For the six-month period ended June 30, 2004, net income decreased slightly compared to the same period in 2003. Improved revenues in the first six months of 2004 reflect the effect of new long-term firm contracts now in place. Higher operating expenses in the first half of 2004 than in the comparable period of 2003, the effect of a revenue settlement in the first half of 2003, and one time charges to other expense in 2004 were all nearly offset by the improved revenues and the effect of lower net interest expense in the first half of 2004.

Net income for the three-month period ended June 30, 2004 remained nearly flat compared to the same period in 2003. Further detail on the items affecting net income is reflected in the paragraphs that follow. Management expects net income will increase approximately $3 million for the full year 2004 compared to the full year 2003. Much of the improvement in earnings is expected to come from the new contracts which took effect for transportation on GTN in late 2003 and will result in incremental revenues in 2004.

Operating Revenue

Total operating revenues increased 3.9 percent in the first half of 2004 compared to the same period of 2003, and 5.5 percent in the quarter ended June 30, 2004 compared to the same period in the prior year. Other Revenue reflects a decline due to a $2.7 million contract termination settlement fee received by North Baja Pipeline, LLC from an affiliate and recorded as Operating Revenue during the first quarter of 2003 while no comparable revenue was recorded in 2004.

Revenues from gas transportation, which excludes Other Revenue, increased 5.9 percent in the three months ended June 30, 2004 compared to the same period of 2003 and 6.2 percent in the first six months of 2004 compared to the first six months of 2003. Transportation revenues were up as a result of new contracts that are now in place and higher load factors on GTN, which reflect the actual volumes of gas being transported through the pipeline. Transportation revenues also rose as a result of increases in contracted quantities under existing contracts throughout 2003 and on January 1, 2004 for capacity on NBP.

During the first half of 2003, gas supply from Western Canada (the primary source of gas supply transported on GTN) was often among the most expensive gas supply alternatives serving California, GTN’s primary market. However, Western Canadian prices have since decreased and Rocky Mountain and San Juan gas supply prices increased such that supply from the Western Canadian Sedimentary Basin was, on average, the lowest-priced gas supply basin during the first half of 2004. The beneficial pricing shift supported greater throughput and increased gas transportation revenues.

Operating Expenses

The components of total operating expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Millions)		(In Millions)
Administrative and general	$8.1	$7.1	$16.8	$14.0
Operations and maintenance	4.8	4.4	9.3	8.7
Depreciation and amortization	12.2	12.9	24.5	25.8
Property and other taxes	3.7	3.3	7.9	6.5

Total operating expenses	$28.8	$27.7	$58.5	$55.0

For the six-month period ended June 30, 2004, total operating expenses increased 6.3 percent over the same period in 2003. The increase in administrative and general expense resulted from a combination of factors including increased employee benefit costs, industry fees, insurance expenses, and legal fees. Operations and maintenance expense increased in part due to the implementation of the pipeline integrity management program on GTN. An increase in property tax expense on NBP due to the impact of the system’s first full year of assessments was the primary driver of the higher operating expenses on that system. A decrease in depreciation and amortization associated with full amortization of computer software partially offset the combined increase in the other expense categories.

Other income and (income deductions)

For the six-month period ended June 30, 2004, other income deductions were $2.3 million compared to other income of $0.5 million in the same period in 2003. The deductions, both in the current quarter and year to date, reflect GTNC’s expenses for its portion of the overall settlement reached to resolve the NBP right of first refusal matter in the second quarter 2004 and the settlement of the ING matter, in combination with other miscellaneous items.

Interest Expense

For the six-month period ended June 30, 2004, interest expense was $0.8 million less than during the comparable period of 2003, due to the fact that there have been no amounts outstanding under the Credit Agreement in 2004 while an average of $49.2 million was outstanding under the Credit Agreement during the first half of 2003.

Net interest expense for the three-month period ended June 30, 2004 decreased $0.4 million from interest expense for the same period in 2003. An average of $41.4 million was outstanding under the Credit Agreement during the second quarter of 2003. The table that follows provides a comparison of the average outstanding debt levels and interest rates on borrowed funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Millions)		(In Millions)
Average outstanding debt	$500.0	$541.4	$500.0	$549.2
Average interest rate	7.6%	7.4%	7.6%	7.3%

CREDIT AND MARKET RISK MANAGEMENT ACTIVITIES

Customer Credit Risk

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

On July 14, 2003, Mirant Americas Energy Marketing, LP (MAEM), one of the Company’s shippers, voluntarily filed a petition for relief under the provision of Chapter 11 of the U.S. Bankruptcy Code. Mirant Corporation, an affiliate of MAEM that had guaranteed certain of MAEM’s obligations to GTNC, also filed a voluntary petition for relief under the provision of Chapter 11 of the U.S. Bankruptcy code on that date. MAEM was current on its obligations with the Company at the time of the Chapter 11 filing. The Company continues to hold collateral of $3.1 million, which is the maximum amount allowed by its Tariff.

On April 21, 2004, the Bankruptcy Court approved MAEM’s motion to reject certain contracts between MAEM and GTNC, some of which extended through October 2009. Prior to such rejection, MAEM completed a temporary assignment of a portion of the rejected contracts to an investment-grade replacement shipper through October 31, 2006. This temporary release mitigates the effect on GTNC of MAEM’s contract rejections through the October 31, 2006 time period. GTNC filed a proof of claim with the Bankruptcy Court in the amount of $56.2 million to reflect rejection of the contracts by MAEM. GTNC filed a separate proof of claim with the Bankruptcy Court in the amount of $32.8 million to reflect amounts due to GTNC under the Mirant Corporation guarantee. GTNC is unable to estimate what proportion of this claim it may recover from MAEM through the bankruptcy proceeding or to what extent it will be able to remarket the rejected capacity.

Market Risk

Natural gas demand in GTNC’s primary market of California increased approximately seven percent compared to the same quarter one year ago, driven primarily by the electric generation sector as a result of one-third more cooling degree-days. Although GTNC’s market share in California remained unchanged at 27 percent during the second quarter of 2004 versus the second quarter of 2003, the volume delivered as a percentage of total available firm capacity on GTN rose from 67 percent to 73 percent due to the increase in California’s demand for natural gas as compared to the same period in 2003.

During the second quarter 2004, the mix of customers holding capacity on GTN remained stable and the renewal profile did not change materially. GTNC has 95 percent of its long-term firm capacity subscribed on GTN, with 139.5 MDth/d of unsubscribed long-term firm capacity available. The average remaining contract term for capacity on GTN is 10.1 years.

The load factor on NBP also increased from 34 percent to 47 percent when comparing the second quarters of 2003 and 2004. The primary driver of this increase was an additional 40 MDth/d of long-term firm contracted capacity that commenced service January 1, 2004. Including an additional 40 MDth/d contractually committed to commence service January 1, 2006, 95 percent of the capacity on NBP is subscribed under long-term firm contracts until 2024. The Company expects to sell the remaining 25 MDth/d as part of a potential expansion to serve LNG developers in northern Baja California, Mexico.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of June 30, 2004.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Management has identified certain accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s consolidated financial statements. For a discussion of those critical accounting policies, see “Critical Accounting Policies” in the Management’s Discussion and Analysis section of the GTNC Annual Report on Form 10-K for the year ended December 31, 2003.

As a result of applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation”, and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, the Company has accumulated $43.0 million of regulatory assets and $31.1 million of regulatory liabilities as of June 30, 2004.

As discussed in the Commitments and Contingencies section, the Company issued, and continues to have outstanding, guarantees to support the obligations of certain affiliates, which are subject to accounting treatment under SFAS No. 5, “Accounting for Contingencies” and FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To the extent the Company ultimately pays any counterparty as guarantor, the Company will have a claim against those affiliates. See “LIQUIDITY AND CAPITAL RESOURCES – Credit Support for Affiliates” above, for a discussion of a $4.1 million payment made to Morgan Stanley during the first quarter of 2004 and the subsequent claim filed by GTNC in the bankruptcy proceedings of the NEGT Trading Entities. In accordance with SFAS No. 5, the Company would record credit for such claim only when, and to the extent that, income is realized. If any payment to a counterparty as settlement for claims made under the guarantees is disbursed from the escrow account established in conjunction with the Stock Purchase Agreement, GTNC will assign such claim to NEGT.

Amounts that GTNC recognizes as obligations to provide pension benefits under SFAS No. 87, “Employers’ Accounting for Pensions,” and other benefits under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” are based on certain actuarial assumptions. As required by FERC policy, GTNC established irrevocable trusts to fund all benefit payments based upon a prescribed annual test period allowance of $2.1 million. To the extent actual SFAS No. 106 accruals differ from the annual funded amount, a regulatory asset or liability is established to defer the difference pending treatment in the next general rate case filing. Based upon this treatment, GTNC had over collected $12.2 million at June 30, 2004 and $11.5 million at December 31, 2003.

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

The consolidation requirements of FIN 46R apply immediately to VIEs created after January 31, 2003. There were no new VIEs created by the Company between February 1, 2003 and June 30, 2004. The Company is a non-public entity as defined by the Standard and, as such, the consolidation requirements related to entities or arrangements existing before February 1, 2003 are effective January 1, 2005.

The Company has not identified any arrangements with potential VIEs. The Company will continue to evaluate its arrangements for potential FIN 46R application effective January 1, 2005. The Company does not expect that implementation of this interpretation will have a significant impact on its consolidated financial statements.

SAFETY AND ENVIRONMENTAL MATTERS

The Company is subject to a number of federal, state and local laws and regulations designed to protect human health and the environment by imposing stringent controls with regard to planning and construction activities, land use, pipeline integrity, and air and water pollution, and, in recent years, by governing the use, treatment, storage, and disposal of hazardous or toxic materials. These laws and regulations affect future planning and existing operations, including environmental protection and remediation activities. The Company has generally been able to recover the costs of compliance with safety and environmental laws and regulations in its rates.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of the Company’s disclosure controls and procedures as of June 30, 2004, the Company’s principal executive and principal financial officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II: Other Information

ITEM 1.	LEGAL PROCEEDINGS

Natural Gas Royalties Complaint – This litigation involves the consolidation of approximately 77 False Claims Act cases filed in various federal district courts as more fully described in GTNC’s Annual Report on Form 10-K for 2003. No changes have occurred during the first half of 2004 with respect to this complaint.

Calpine Complaint, Docket No, RP04-217 - On February 3, 2004, one shipper which holds capacity on GTN, Calpine Energy Services, L.P. (Calpine), filed in Docket No. RP03-70 requesting clarification whether GTNC may demand collateral in excess of three months reservation charges for capacity which Calpine holds on GTNC’s 2002 GTN expansion. On March 30, 2004, the FERC issued an Order on Compliance and Petition for Clarification in Docket No. RP03-70 in which the FERC declared itself unable to determine whether GTNC should be permitted to require additional collateral from Calpine, redocketed Calpine’s request for clarification as a complaint at Docket No. RP04-217, and provided Calpine an opportunity to supplement the record with additional information. Calpine filed a formal complaint in Docket No. RP04-217 on April 29, 2004.

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

County of Imperial and City of El Centro v. California State Lands Commission (North Baja Pipeline LLC, Intergen Services, Inc. and Sempra Energy, Real Parties in Interest), California Court of Appeal, Third Appellate District, Civil No. C043219 (“North Baja Pipeline Litigation”) – A Superior Court hearing on the merits of the case was held on September 13, 2002. On November 27, 2002, Judge Gail D. Ohanesian of the Sacramento County Superior Court entered a Judgment Denying the Petition for Writ of Mandate and Denying Request for Declaratory and Injunctive Relief and granted judgment in favor of the California State Lands Commission and North Baja Pipeline, LLC and against Petitioners. On January 31, 2003, Petitioners filed a Notice of Appeal appealing the Superior Court’s judgment to the California Court of Appeal, Third Appellate District. On July 27, 2004, the Court of Appeals dismissed petitioner’s suit as moot. It is possible that an appeal will be filed to the California Supreme Court by Petitioners.

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

On September 23, 2003, ET Power provided Liberty its termination payment calculation pursuant to the Liberty Toll and the rejection order. That calculation shows ET Power to be owed approximately $108.0 million under the Liberty Toll. On the same date, ET Power, along with NEGT and the Company, filed an adversary proceeding against Liberty in Bankruptcy Court. That lawsuit sought declaratory relief, injunctive relief and damages. Specifically, ET Power seeks damages of over $100.0 million from Liberty resulting from the rejection of the Liberty Toll. The parties to the lawsuit have completed mediation as required by the bankruptcy court without reaching a settlement. On or about April 21, 2004, Liberty initiated arbitration before the American Arbitration Association. In its arbitration demand, Liberty seeks approximately $159.1 million, plus interest, costs, and court fees. The arbitration process is ongoing.

The litigation is in early stages, however, it is reasonably possible that the Company could incur a loss in the range of zero to $140.0 million. Management of the Company intends to vigorously defend against any potential claims asserted by Liberty.

Pursuant to the Stock Purchase Agreement for the sale of GTNC to TransCanada, TransCanada will pay a portion of the purchase price into an escrow account, equal to the full face amount of certain then outstanding guarantees issued by GTNC in favor of certain NEGT affiliates, including the Liberty guarantee if outstanding. Amounts in the escrow account would be used to fund any liability of GTNC under such guarantees, and any amounts deposited in respect of a specific guarantee will be paid from the escrow to GTNC’s direct parent, GTNH, upon GTNC’s release under such guarantee, net of amounts paid under such guarantee, including amounts paid in connection with such release.

North Baja Pipeline, LLC Right of First Refusal Matter -As discussed in the Company’s Annual Report on Form 10-K for 2003, on February 24, 2004, NEGT and certain of its indirect wholly owned subsidiaries executed a Stock Purchase Agreement with TransCanada American Investments Ltd., TransCanada Corporation and TransCanada PipeLine USA Ltd. (collectively, TransCanada) for the purchase by TransCanada of the common stock of GTNC.

On April 7, 2004, Gasoducto Bajanorte, S. de R. L. de C.V. (GB) demanded arbitration (the Arbitration Demand) of a dispute with North Baja Pipeline, LLC, a subsidiary of GTNC, and GTNH arising with respect to GB’s right of first refusal under a Joint Operations and Development Agreement (JODA) between GB and North Baja Pipeline, LLC. The Arbitration Demand alleged that this planned sale violates GB’s right of first refusal under the JODA with respect to North Baja Pipeline, LLC’s North Baja pipeline system (NBP). The parties subsequently appointed an arbitrator.

Also on April 7, 2004, GB filed a complaint against North Baja Pipeline, LLC and GTNH in the Superior Court of the State of California for the County of San Diego. The complaint sought relief similar to that sought in the Arbitration Demand.

On June 25, 2004, GTNH, North Baja Pipeline, LLC, and TransCanada reached a settlement agreement with GB under which GB released all claims of any kind related to the Litigation and agreed to take all necessary actions to dismiss the Litigation with prejudice.

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

Exhibit 4.1 - Amendment to Note Purchase Agreement, dated as of July 12, 2004, filed herewith.

Exhibit 12 – Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 – Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a – 14(a).

Exhibit 31.2 – Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a –14(a).

Exhibit 32.1 – Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2 – Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K were issued during the quarter ended June 30, 2004, and through the date hereof:

1.	May 13, 2004

Item 5. Other Events.

2.	June 29, 2004

Item 5. Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAS TRANSMISSION NORTHWEST CORPORATION
(Registrant)

August 12, 2004	By:	/s/ P. CHRISMAN IRIBE
	Name:	P. Chrisman Iribe
	Title:	President

August 12, 2004	By:	/s/ WILLIAM H. RUNGE III
	Name:	William H. Runge III
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.:	Description of Exhibit

4.1	Amendment to Note Purchase Agreement

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a - 14(a)

31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a - 14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350