Form 10-Q
period 2004-09-30
GAS TRANSMISSION NORTHWEST CORP
filed 2004-10-29
CIK 75491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 29, 2004.

1,000 shares of common stock, no par value. (All shares are owned by GTN Holdings LLC.)

i

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gas Transmission Northwest Corporation

Statements of Condensed Consolidated Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2004	2003	2004	2003
OPERATING REVENUES:
Gas transportation	$46,720	$44,547	$144,439	$134,913
Gas transportation for affiliates	13,942	14,049	42,986	43,062
Other	765	273	1,468	3,543

Total operating revenues	61,427	58,869	188,893	181,518

OPERATING EXPENSES:
Administrative and general	6,752	6,456	23,584	20,451
Operations and maintenance	6,197	4,398	15,507	13,102
Depreciation and amortization	12,279	12,915	36,775	38,697
Property and other taxes	3,777	3,484	11,646	10,046

Total operating expenses	29,005	27,253	87,512	82,296

OPERATING INCOME	32,422	31,616	101,381	99,222

OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during construction	235	86	653	409
Interest income	466	185	957	445
Other – net	(78,002)	(4,115)	(81,211)	(4,246)

Total other income and (income deductions)	(77,301)	(3,844)	(79,601)	(3,392)

INTEREST EXPENSE:
Interest on long-term debt	9,631	9,789	28,702	29,668
Allowance for borrowed funds used during construction	(129)	(91)	(365)	(297)
Other interest charges	90	60	289	171

Net interest expense	9,592	9,758	28,626	29,542

INCOME (LOSS) BEFORE INCOME TAXES	(54,471)	18,014	(6,846)	66,288

INCOME TAX EXPENSE (BENEFIT)	(20,849)	7,123	(2,328)	26,101

NET INCOME (LOSS)	$(33,622)	$10,891	$(4,518)	$40,187

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

(In Thousands)	September 30, 2004	December 31, 2003
PROPERTY, PLANT and EQUIPMENT:
Property, plant and equipment in service	$1,853,884	$1,843,640
Accumulated depreciation and amortization	(692,657)	(656,573)

Net plant in service	1,161,227	1,187,067
Construction work in progress	20,645	19,170

Total property, plant and equipment – net	1,181,872	1,206,237

CURRENT ASSETS:
Cash and cash equivalents	146,359	55,196
Accounts receivable - gas transportation (net of allowance for doubtful accounts of $2,168 and $1,406, respectively)	17,276	19,258
Accounts receivable – transportation imbalances and fuel	885	1,011
Accounts receivable – affiliated companies	23,942	27,229
Inventories (at average cost)	8,572	9,963
Prepayments and other current assets	1,432	1,241

Total current assets	198,466	113,898

OTHER NON-CURRENT ASSETS:
Income tax related regulatory assets	31,096	31,391
Deferred charge on reacquired debt	5,522	6,425
Unamortized debt expense	2,606	2,991
Other regulatory assets	6,372	5,318
Other	13,947	12,904

Total other non-current assets	59,543	59,029

TOTAL ASSETS	$1,439,881	$1,379,164

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

CAPITALIZATION AND LIABILITIES

(In Thousands, except shares)	September 30, 2004	December 31, 2003
CAPITALIZATION:
Common stock - no par value, 1,000 shares authorized, issued, and outstanding	$85,474	$85,474
Additional paid-in capital	249,837	249,837
Reinvested earnings	191,971	196,489

Total common stock equity	527,282	531,800
Long-term debt	248,198	498,115

Total capitalization	775,480	1,029,915

CURRENT LIABILITIES:
Long-term debt - current portion	250,000	—
Accounts payable	9,839	13,343
Accounts payable to affiliates	16,407	17,918
Accrued interest	10,526	4,825
Accrued and other current liabilities	87,011	10,021
Accrued taxes	6,295	2,946

Total current liabilities	380,078	49,053

NON-CURRENT LIABILITIES:
Deferred income taxes	244,682	261,510
Other	39,641	38,686

Total non-current liabilities	284,323	300,196

COMMITMENTS and CONTINGENCIES (Note 3)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$1,439,881	$1,379,164

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation Statements of Condensed Consolidated Common Stock Equity (Unaudited)
	Nine Months Ended September 30,
(In Thousands)	2004	2003
BALANCE AT BEGINNING OF PERIOD	$531,800	$473,513

Net income (loss)	(4,518)	40,187

BALANCE AT END OF PERIOD	$527,282	$513,700

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation Statements of Condensed Consolidated Cash Flows (Unaudited)
	Nine Months Ended September 30,
(In Thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,518)	$40,187
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	36,775	38,697
Deferred income taxes	(16,534)	11,361
Allowance for equity funds used during construction	(653)	(409)
Changes in operating assets and liabilities:
Accounts receivable – gas transportation and other	2,108	922
Accounts payable and accrued liabilities	77,600	636
Net receivable/payable – affiliates, income taxes and other	1,776	(4,751)
Accrued taxes, other than income	3,349	2,437
Inventory	1,391	(1,041)
Other working capital	(191)	(650)
Regulatory accruals	2,777	1,606
Other – net	(960)	(1,725)

Net cash provided by operating activities	102,920	87,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(11,392)	(8,536)
Allowance for borrowed funds used during construction	(365)	(297)

Net cash used in investing activities	(11,757)	(8,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(64,000)

Net cash used in financing activities	—	(64,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	91,163	14,437

CASH AND CASH EQUIVALENTS AT JANUARY 1	55,196	10,621

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$146,359	$25,058

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest, net of amounts capitalized	$22,597	$23,035
Income taxes paid to parent	$41	$21,606

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

Organization

GTNC was incorporated in California in 1957 under its former name, Pacific Gas Transmission Company. GTNC and its subsidiaries are collectively referred to herein as the “Company.” GTNC is an indirect wholly owned subsidiary of National Energy & Gas Transmission, Inc. (NEGT). PG&E Corporation is the ultimate corporate parent of NEGT.

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

By order dated May 3, 2004, the Bankruptcy Court confirmed NEGT’s plan of reorganization. On October 29, 2004, NEGT emerged from bankruptcy protection. As a result of NEGT’s emergence from bankruptcy on October 29, 2004, PG&E Corporation no longer retains influence over the ongoing operations of NEGT or GTNC. Also, PG&E Corporation no longer retains any equity interest in or remains affiliated with NEGT or GTNC.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, on February 24, 2004, NEGT and certain of its indirect wholly owned subsidiaries executed a Stock Purchase Agreement with TransCanada American Investments Ltd., TransCanada Corporation and TransCanada PipeLine USA Ltd. (collectively, TransCanada) for the purchase by TransCanada of the common stock of GTNC.

Pursuant to the terms of the Stock Purchase Agreement and as required under the Bankruptcy Code and Rules, an auction was held for the sale of interests in GTNC. The final date for the submission of bids was April 25, 2004. There were no qualifying bids submitted. On April 29, 2004, NEGT announced that it had accepted TransCanada’s bid to acquire GTNC. On May 13, 2004, the Bankruptcy Court issued an order authorizing and approving the Stock Purchase Agreement and related agreements and authorizing consummation of the transactions contemplated therein. Management anticipates that sale of the Company to TransCanada will be consummated during the fourth quarter of 2004.

NOTE 2: RELATED PARTY TRANSACTIONS AND ACTIVITY

Pacific Gas and Electric Company, a wholly owned subsidiary of PG&E Corporation, is GTNC’s largest customer, accounting for approximately 20 percent of its transportation revenues for the past several years. No other affiliate contributes significant transportation revenues to GTNC. The following table reflects transportation revenues received from affiliates in the normal course of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Millions except percent)		(In Millions except percent)
Transportation revenues from affiliates	$13.9	$14.0	$43.0	$43.1
Percent of total transportation revenues	23	24	23	24

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

The Company is charged by NEGT and other affiliates for services such as legal, tax, treasury, human resources, and other administrative functions, and for other costs incurred on the Company’s behalf, including, but not limited to, employee benefit costs and property and liability insurance costs. Previous to the NEGT bankruptcy filing, certain of these costs were also charged to the Company by PG&E Corporation. Following NEGT’s bankruptcy filing, PG&E Corporation has continued to provide certain services on an interim basis that are related to the administration of some employee benefits. NEGT and PG&E Corporation will not provide significant services following the consummation of the sale of the Company to TransCanada. Management expects that TransCanada will provide GTNC with many services comparable to those previously supplied by NEGT and PG&E Corporation.

The following table reflects the charges GTNC has recognized from affiliates in its operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Millions)		(In Millions)
Operating expenses charged from affiliates	$2.5	$3.1	$7.7	$9.4

NOTE 3: COMMITMENTS AND CONTINGENCIES

GTNC provided certain guarantees in support of certain tolling agreements of NEGT Energy Trading - Power, LP (ET Power), a subsidiary of NEGT. In particular, the Company provided a secondary guarantee on behalf of Liberty Electric Power, LLC (Liberty), which guaranteed certain obligations of ET Power, related to a tolling agreement (the Liberty Toll) between ET Power and Liberty. The face amount of the guarantee at September 30, 2004 was $140.0 million.

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

On or about April 21, 2004, Liberty initiated arbitration before the American Arbitration Association. On October 15, 2004, the parties submitted their arbitration offers. Each party was required to submit the exact amount of its claim to an arbitrator for a binding and final determination; the arbitrator must choose one of the amounts submitted and may not choose any other amount. Liberty’s submission to the arbitrator claimed that it had damages in the amount of $160.4 million, plus attorney’s fees, costs and interest and ET Power’s submission asserted that Liberty had $78.0 million in damages. GTNC has consequently reflected a liability in the amount of $78.0 million on its balance sheet at September 30, 2004 and recorded a pre-tax charge to Other Income and (Income Deductions) as shown on its Statement of Condensed Consolidated Operations, as required under FAS No. 5, Accounting for Contingencies.

In connection with the anticipated closing of the Stock Purchase Agreement for the sale of GTNC to TransCanada, TransCanada will pay a portion of the purchase price into an escrow account, equal to the full face amount of certain then outstanding guarantees issued by GTNC in favor of certain NEGT affiliates, including the Liberty guarantee. Amounts in the escrow account would be used to fund any liability of GTNC under such guarantees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements and information disclosed in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Gas Transmission Northwest Corporation (GTNC).

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

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q, including this discussion and analysis, contains forward-looking statements that are necessarily subject to various risks and uncertainties. Use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “will,” “believe,” “could,” and similar expressions help identify forward-looking statements. These statements are based on current expectations and assumptions which management believes are reasonable and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. Although management believes that the expectations reflected in the forward-looking statements are reasonable, future results, events, levels of activity, performance, or achievements cannot be guaranteed. Although management is not able to predict all the factors that may affect future results, some of the more significant factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or historical results include: whether the pending sale of GTNC to TransCanada American Investments Ltd., TransCanada Corporation and TransCanada PipeLine USA Ltd. (collectively, TransCanada) is consummated; the extent to which GTNC becomes obligated to pay debts for affiliates for whom GTNC has provided credit support; the ability of GTNC’s counterparties to satisfy their financial commitments to GTNC and the impact of counterparties’ nonperformance on GTNC’s liquidity position; the extent to which GTNC’s current or planned development and maintenance projects are completed and the pace and cost of that completion; future transportation capacity contract levels and pricing which are affected by general economic and financial market conditions, changes in interest rates, and regulatory actions, among other factors; and the extent and timing of electric generation, pipeline, and storage expansion and retirement by others.

OVERVIEW

GTNC owns and operates two interstate pipeline systems that provide natural gas transportation services to third party shippers on a nondiscriminatory basis. All services provided by GTNC are regulated by the Federal Energy Regulatory Commission (FERC). GTNC was incorporated in 1957, with operations on its system in the Pacific Northwest, or GTN, beginning in 1961. The North Baja Pipeline system, or NBP, which began service in 2002, is owned and operated by North Baja Pipeline, LLC, a direct, wholly owned subsidiary of GTNC, and serves markets in northern Baja California, Mexico.

Transportation revenues are primarily derived through the selling of firm rights to pipeline capacity. Therefore, revenues are driven in large part by the amount of capacity under contract and the duration of those contracts. The majority of the pipeline capacity on both GTN and NBP is dedicated to various shippers under long-term firm transportation contracts that provide consistent revenues through monthly reservation charges. Additional revenues are earned based upon the actual volumes of gas that flow under firm transportation contracts and from interruptible transportation contracts that have no associated capacity rights, but result in revenues based solely on the actual quantities of gas transported.

RECENT EVENTS AND MANAGEMENT FOCUS

Liberty Matter

The Company has recorded a $78 million charge related to a guarantee on behalf of Liberty Electric Power, LLC (Liberty) in support of certain obligations of a subsidiary of NEGT. Additional detail related to this charge is set out under “LIQUIDITY AND CAPITAL RESOURCES—Credit Support for Affiliates” below.

Potential Change of Control

GTNC is an indirect wholly owned subsidiary of NEGT. PG&E Corporation was the ultimate corporate parent of NEGT, until October 29, 2004.

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

By order dated May 3, 2004, the Bankruptcy Court confirmed NEGT’s plan of reorganization. On October 29, 2004, NEGT emerged from bankruptcy protection. As a result of NEGT’s emergence from bankruptcy, PG&E Corporation no longer retains any influence over ongoing operations of, or equity interest in, NEGT or GTNC.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, on February 24, 2004, NEGT and certain of its indirect wholly owned subsidiaries executed a Stock Purchase Agreement with TransCanada for the purchase by TransCanada of the common stock of GTNC.

Pursuant to the terms of the Stock Purchase Agreement and as required under the Bankruptcy Code and Rules, an auction was held for the sale of interests in GTNC. The final date for the submission of bids was April 25, 2004. There were no qualifying bids submitted. On April 29, 2004, NEGT announced that it had accepted TransCanada’s bid to acquire GTNC. On May 13, 2004, the Bankruptcy Court issued an order authorizing and approving the Stock Purchase Agreement and related agreements and authorizing consummation of the transactions contemplated therein. Management anticipates that sale of the Company to TransCanada will be consummated during the fourth quarter of 2004, shortly following the consummation of NEGT’s plan of reorganization. There can be no assurance that such transaction will be consummated.

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

On June 25, 2004, GTNH, North Baja Pipeline, LLC, and TransCanada reached a settlement agreement with GB under which GB released all claims of any kind related to the Litigation and agreed to take all necessary actions to dismiss the Litigation with prejudice. The settlement amount did not have a material adverse effect on GTNC’s financial condition, results of operations, or cash flows.

Business Development

Management continues its business development efforts along NBP, focused primarily on providing gas transportation services to Liquefied Natural Gas (LNG) regasification terminals currently planned to be constructed on the coast of northern Baja California, Mexico. One terminal development group, composed of subsidiaries of Sempra Energy and Shell International, has received many of the required permits and has begun preliminary site preparation in anticipation of starting construction of the terminal in the fourth quarter of 2004, with an anticipated in-service date for the terminal in late 2007 or early 2008. North Baja Pipeline, LLC and GB have both signed precedent agreements with one of the developers from among the group to transport re-gasified LNG from the terminal to Ehrenberg, Arizona. Management is in negotiations and discussions with other terminal developers in connection with additional precedent agreements for gas transportation which may potentially be finalized and executed in late 2004 or early 2005.

The ultimate quantity of transportation capacity that NBP will provide to shippers related to these terminal developments will not be determined until early 2005, which is consistent with options that exist within the currently signed and potential new precedent agreements. Therefore, the costs and revenues associated with this new business cannot be determined with any certainty at this time. Possible expansion of NBP, either to accommodate imported, regasified LNG or increased demand for transportation capacity from present customers, is expected to provide investment opportunity and revenue growth for the Company.

In the Pacific Northwest, discussions and negotiations continue with prospective shippers for a lateral pipeline originating on the GTN mainline and extending west to the Portland, Oregon or Seattle, Washington markets. Management does not anticipate significant capital spending will be required during 2004 or 2005 to develop service to either of these markets. If substantial commercial agreements are executed during the remainder of 2004 or 2005, GTNC would significantly increase its business development efforts in support of the lateral.

LIQUIDITY AND CAPITAL RESOURCES

Driven by its need to meet ongoing operational needs and the potential contingencies posed by the outstanding guarantees that the Company provided to various third parties on behalf of certain affiliates as credit support for transactions entered into by those affiliates, GTNC has continued to build its cash reserves during 2004. At September 30, 2004, GTNC had $146.4 million in cash and cash equivalents on hand compared to a balance of $55.2 million at December 31, 2003. It is likely that, immediately prior to the sale to TransCanada, GTNC will declare and pay a dividend to GTNH in an amount sufficient to result in a cash balance consistent with historical levels in the ten million dollar range. At closing of the sale to TransCanada, an amount sufficient to cover all remaining potential guarantee obligations will be placed in an escrow account by TransCanada and used to fulfill such obligations, if any, when they come due.

Sources of Cash

Cash Available from Financing - The primary sources of cash available to GTNC are cash generated from operations and the ability to draw on its $125.0 million of borrowing capacity available under a three-year credit facility pursuant to a credit agreement dated as of May 2, 2002 (Credit Agreement). The interest rate on the credit facility is based on the London Interbank Offer Rate plus a credit spread of currently 1.45 percent. The credit spread corresponds to a rating issued from time to time by Standard &

Poor’s (S&P) or Moody’s Investors Service (Moody’s) on the Company’s senior unsecured long-term debt. At September 30, 2004, there were no outstanding borrowings under the Credit Agreement, and management does not anticipate utilizing this borrowing capacity during the remainder of 2004.

Credit Rating Changes - On April 30, 2004, S&P placed the Company’s “CC” senior unsecured debt rating on CreditWatch with positive implications reflecting NEGT’s announcement that TransCanada won the auction to purchase GTNC. On May 5, 2004, Moody’s upgraded the senior unsecured ratings of GTNC to “Ba1” from “B2” and kept the ratings under review for further upgrade. Currently, the ratings remain at “CC” with S&P and “Ba1” with Moody’s.

Net Cash Provided by Operating Activities - For the nine months ended September 30, 2004, the Company continued to provide strong, consistent cash flows from operations. The increase in cash flow during the first nine months of 2004 compared to the same period of 2003 in part reflects the fact that in 2004, income tax payments, rather than being paid to NEGT as in the past, have been retained at GTNC since it has a net income tax receivable from NEGT, providing additional cash flow while reducing the net receivable. GTNC returned the cash collateral deposit from Pacific Gas and Electric Company in the amount of $15.0 million, including interest, in the first quarter of 2004. The Company also received $3.1 million in the second quarter of 2004 from Pacific Gas and Electric Company for payment of past due receivables as a result of its emergence from bankruptcy.

Uses of Cash

Cash Used in Investing Activities - Currently, GTNC’s uses of cash are primarily planned capital expenditures. During the first nine months of 2004, capital expenditures for replacement and safety related projects, including the Company’s pipeline integrity management program, have resulted in a slight increase in spending when compared to the corresponding period of 2003. During early 2003, the Company completed expenditures for the compressor station on NBP. GTNC is not planning any significant investment activities in 2004 and expects to spend in the approximate range of $16.0 to $18.0 million on replacement and safety projects during the current year. Capital spending in 2005 is anticipated to approximate $20.0 million.

Net Cash Used in Financing Activities – For the nine months ended September 30, 2004, no cash was used in financing activities. No new debt was issued, no dividends were paid, nor were any capital contributions received during the first nine months of either 2004 or 2003. For the nine months ended September 30, 2003, cash used for financing activities was $64.0 million, reflecting repayment of the full $58.0 million outstanding balance under the Company’s Credit Agreement at December 31, 2002 and the $6.0 million medium term note that reached maturity in 2003.

The Credit Agreement and the Note Purchase Agreement for the Company’s 6.62% senior notes due 2012, dated June 6, 2002, each contain a covenant which limits total debt for the Company to no greater than 70.0 percent of total capitalization. In addition, certain covenants and conditions contained in the debt agreements are monitored by the Company on an ongoing basis. At September 30, 2004, the total debt to total capitalization ratio, as defined in the agreements, was 48.6 percent and the Company was in compliance with all material terms and conditions of its debt agreements. This calculation includes the current portion of the long-term debt in the capitalization structure.

Credit Support for Affiliates

In addition to the exposure to the guarantees in support of the former trading activities of NEGT Energy Trading Holdings Corporation, a subsidiary of NEGT, and certain of its subsidiaries (collectively, the NEGT Energy Trading Entities) described below, GTNC provided certain guarantees in support of certain tolling agreements of NEGT Energy Trading - Power, LP (ET Power), a subsidiary of NEGT. In particular, the Company provided a secondary guarantee on behalf of Liberty which guaranteed certain obligations of ET Power, related to a tolling agreement (the Liberty Toll) between ET Power and Liberty. The face amount of the guarantee at September 30, 2004 was $140.0 million.

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

On or about April 21, 2004, Liberty initiated arbitration before the American Arbitration Association. On October 15, 2004, the parties submitted their arbitration offers. Each party was required to submit the exact amount of its damages claim to an arbitrator for a binding and final determination; the arbitrator must choose one of the amounts submitted and may not choose any other amount. Liberty’s submission to the arbitrator claimed that it had damages in the amount of $160.4 million, plus attorney’s fees, costs and interest and ET Power’s submission asserted that Liberty had $78.0 million in damages. GTNC has consequently reflected a liability in the amount of $78.0 million on its balance sheet at September 30, 2004 and recorded a pre-tax charge to Other Income (and Income Deductions) as shown on its Statement of Condensed Consolidated Operations, as required under FAS No. 5, Accounting for Contingencies.

In connection with the anticipated closing of the Stock Purchase Agreement for the sale of GTNC to TransCanada, TransCanada will pay a portion of the purchase price into an escrow account, equal to the full face amount of certain then outstanding guarantees issued by GTNC in favor of certain NEGT affiliates, including the Liberty Guarantee. Also at closing, GTNH will provide a capital contribution to GTNC in the form of a current asset recognizing that the escrowed funds will be used to satisfy GTNC’s liability to Liberty. This capital contribution, which management anticipates will occur in the fourth quarter of 2004, will offset the charge to equity caused by the charge to Other Income (and Income Deductions) recorded in the third quarter. Management expects that the Liberty matter will not have any effect on GTNC’s cash flows.

Guarantees for former trading activities at September 30, 2004 with a face value of $65.0 million were outstanding with an overall estimated net exposure of $0.6 million. The estimated net exposure is comprised of the amount of the estimated outstanding obligation that the NEGT Energy Trading Entities have to given counterparties, net of cash and other collateral held by those counterparties. At December 31, 2003, these guarantees in support of former trading activities of the NEGT Energy Trading Entities, with a face value of $185.7 million were outstanding, with an overall estimated net exposure of $12.5 million. The face value of the guarantees and the estimated net exposure amounts declined from December 31, 2003 to September 30, 2004 as a result of the settlement with Morgan Stanley Capital Group Inc. (Morgan Stanley) and the release or termination of certain other previously outstanding guarantees.

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

On June 24, 2004, GTNC filed a claim in the bankruptcy proceedings of the NEGT Energy Trading Entities to recover the $4.1 million paid by GTNC under the Morgan Stanley Settlement. GTNC is unable to estimate what proportion of this claim it may recover, if any, from the NEGT Energy Trading Entities through the bankruptcy proceedings. GTNC has not recorded a receivable for this claim.

In October 2003, ING Investment Management LLC (ING), on behalf of itself and certain of its affiliates, questioned the adequacy of certain disclosures GTNC made under the Note Purchase Agreement entered into by GTNC and ING regarding these guarantees. Discussions during 2004 concerning the matter concluded in July with a settlement in the form of an Amended Note Purchase Agreement, which was filed as an exhibit with GTNC’s Quarterly Report on Form 10-Q for the period ended June 30, 2004. The settlement had no material effect on GTNC’s financial condition, results of operations, or cash flows.

RESULTS OF OPERATIONS

Selected operating results and other data are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Millions)		(In Millions)
Operating revenues	$61.4	$58.9	$188.9	$181.5
Operating expenses	29.0	27.3	87.5	82.3

Operating income	32.4	31.6	101.4	99.2
Other income and (income deductions), net	(77.3)	(3.8)	(79.6)	(3.4)
Net interest expense	9.6	9.8	28.6	29.5

Income (loss) before taxes	(54.5)	18.0	(6.8)	66.3
Income tax expense (benefit)	(20.9)	7.1	(2.3)	26.1

Net Income (loss)	$(33.6)	$10.9	$(4.5)	$40.2

Net Income (Loss)

For the three- and nine-month periods ended September 30, 2004, operating income increased slightly compared to the same periods in 2003, with increased revenues more than offsetting increases in operating expenses. Improved revenues in the first nine months of 2004 reflect the effect of additional long-term firm contracts in place during that period. The Company recognized a $78.0 million other income deduction in the third quarter 2004 in relation to a certain guarantee previously provided as credit support for an affiliate, as discussed in more detail in “LIQUIDITY AND CAPITAL RESOURCES - Credit Support for Affiliates” above. Further detail on the items affecting net income is reflected in the paragraphs that follow.

Operating Revenue

Total operating revenues increased 4.1 percent in the first nine months of 2004 compared to the same period of 2003, and 4.3 percent in the quarter ended September 30, 2004 compared to the same period in the prior year. Other revenue reflects a decline due to a $2.7 million contract termination settlement fee received by North Baja Pipeline, LLC from an affiliate and recorded as operating revenue during the first quarter of 2003 while no comparable revenue was recorded in 2004.

Revenues from gas transportation, which excludes other revenue, increased 3.5 percent in the three months ended September 30, 2004 compared to the same period of 2003 and 5.3 percent in the first nine months of 2004 compared to the first nine months of 2003. Transportation revenues were up as a result of new contracts that are now in place and higher load factors on GTN, which reflect the actual volumes of gas being transported through the pipeline. Transportation revenues also rose as a result of increases in contracted quantities under existing contracts throughout 2003 and on January 1, 2004 for capacity on NBP.

Operating Expenses

The components of total operating expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Millions)		(In Millions)
Administrative and general	$6.7	$6.5	$23.6	$20.5
Operations and maintenance	6.2	4.4	15.5	13.1
Depreciation and amortization	12.3	12.9	36.8	38.7
Property and other taxes	3.8	3.5	11.6	10.0

Total operating expenses	$29.0	$27.3	$87.5	$82.3

Total operating expenses increased 6.3 percent for the nine-month period ended September 30, 2004, over the same period in 2003. The increase in administrative and general expense resulted from a combination of factors including increased charges for such services as employee benefit costs and insurance expenses in addition to a credit in 2003 for employee benefit costs associated with accounting for pension contributions. Operations and maintenance expense increased in part due to the implementation of the pipeline integrity management program on GTN, a charge to the allowance for doubtful accounts of $0.8 million, and higher major maintenance and repair work necessary at certain compressor stations. An increase in property tax expense on NBP due to the impact of the system’s first full year of assessments was the primary driver of the higher operating expenses on that system. Depreciation and amortization decreased in 2004 compared to 2003 as a result of certain computer software having been fully amortized at the end of 2003.

For the three-month period ended September 30, 2004 total operating expenses increased 6.4 percent. Increases in the allowance for doubtful accounts of $0.8 million, a $0.3 million repair at a compressor station and increased expenses related to the pipeline integrity management program were the primary contributors to the higher expenses when compared to the same period in 2003. A decrease in depreciation and amortization for the three-month period consistent with the year to date referred to above partially offset the combined increase in the other expense categories.

Other income and (income deductions)

For the three- and nine-month periods ended September 30, 2004, net income deductions reflect the recognition of a $78.0 million charge related to a liability under a certain affiliate guarantee. In the three- and nine-month periods ended September 30, 2003, the Company recorded a charge of $4.1 million related to the anticipated settlement costs under a certain affiliate guarantee. For further information on these charges, see “LIQUIDITY AND CAPITAL RESOURCES - Credit Support for Affiliates” above. Allowance for equity funds used during construction was greater during the 2004 periods than in the comparable periods of 2003 due to the increase in eligible construction projects. Interest income is higher in the 2004 periods than in the comparable periods of 2003 as a result of the increased amount of cash that the Company has invested. In the first nine months of 2004, other-net income deductions included GTNC’s expenses for its portion of the overall settlement reached to resolve the NBP right of first refusal matter and the settlement of the ING matter, both of which occurred in the second quarter 2004 and are discussed above.

Interest Expense

For the nine-month period ended September 30, 2004, net interest expense was $0.9 million less than during the comparable period of 2003, due to the fact that there have been no amounts outstanding under the Credit Agreement in 2004 and no replacement borrowing was necessary for the payment of $6.0 million of medium term notes that matured in the third quarter of 2003. An average of $39.9 million of debt was outstanding under the Credit Agreement and medium term notes during the first nine months of 2003.

Net interest expense for the three-month period ended September 30, 2004 decreased $0.2 million from interest expense for the same period in 2003. An average of $21.4 million was outstanding under the Credit Agreement and medium term notes during the third quarter of 2003 with no amounts outstanding during 2004. The table that follows provides a comparison of the average outstanding debt levels and interest rates on borrowed funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Millions)		(In Millions)
Average outstanding debt	$500.0	$521.4	$500.0	539.9
Average interest rate	7.7%	7.5%	7.6%	7.3%

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

On April 21, 2004, the court presiding over MAEM’s bankruptcy approved MAEM’s motion to reject certain contracts between MAEM and GTNC, some of which extended through October 2009. Prior to such rejection, MAEM completed a temporary assignment of a portion of the rejected contracts to an investment-grade replacement shipper through October 31, 2006. This temporary release mitigates the effect on GTNC of MAEM’s contract rejections through the October 31, 2006 time period. GTNC filed a proof of claim with the court presiding over MAEM’s bankruptcy in the amount of $56.2 million to reflect rejection of the contracts by MAEM. GTNC filed a separate proof of claim with the court presiding over MAEM’s bankruptcy in the amount of $32.8 million to reflect amounts due to GTNC under the Mirant Corporation guarantee. GTNC is unable to estimate what proportion of this claim it may recover from MAEM through the bankruptcy proceeding or to what extent it will be able to remarket the rejected capacity.

On December 2, 2001, Enron Corporation and certain of its subsidiaries that were then shippers on the GTN system, including Enron Energy Services and Enron North America (collectively referred to as “Enron”) filed a voluntary petition for relief under the provision of Chapter 11 of the U.S. Bankruptcy Code. Enron’s Plan of Reorganization was approved by bankruptcy court on July 15, 2004. At September 30, 2004 GTNC had a receivable of $3.9 million from Enron. During the third quarter 2004, GTNC increased the allowance for doubtful accounts to $2.2 million to reflect management’s revised estimation of the net realizable value of the receivable.

Market Risk

Natural gas demand in GTNC’s primary market of California increased approximately five percent compared to the same quarter one year ago. GTNC’s market share in California increased from 28 percent to 30 percent during the third quarter of 2004 versus the third quarter of 2003, while the volume delivered as a percentage of total available firm capacity on GTN rose from 67 percent in the third quarter 2003 to 85 percent in the third quarter 2004.

During the third quarter 2004, the mix of customers holding capacity on GTN remained stable and the renewal profile did not change materially. GTNC has 95 percent of its long-term firm capacity subscribed on GTN, with 139.5 MDth/d of unsubscribed long-term firm capacity available. The volume-weighted average remaining contract term for capacity on GTN is 10.0 years.

The delivered volumes on NBP as a percentage of contracted long-term capacity decreased from 63 percent in the third quarter 2003 to 60 percent in the third quarter of 2004. On January 1, 2004, an additional 40 MDth/d of long-term firm contracted capacity commenced on NBP, leading to higher revenues during the third quarter of 2004 versus the third quarter of 2003. Moreover, an additional 40 MDth/d is contractually committed to commence service January 1, 2006, at which time 95 percent of the available long-term capacity on NBP will be contracted by shippers. Currently, the terms of long-term firm contracts for capacity on NBP range between five and 24 years, with a volume-weighted average remaining term of all long-term contracted capacities of approximately 18 years.

The California Public Utilities Commission (CPUC) issued a final order in Phase I of its Order Initiating Rulemaking process to ensure reliable, long-term natural gas supplies to California in early September. The order spelled out procedures California utilities will use to renew or obtain new long-term firm contracts for interstate pipeline capacity, clearing the way for Pacific Gas and Electric Company and the other utilities to negotiate new capacity portfolios.

Pursuant to the new rule, Pacific Gas and Electric Company on September 17, 2004 advised the CPUC of its intention to carry forward its existing contract for 610 MDth/d of firm capacity on GTN for an additional year. No protests of the extension were filed by the September 27, 2004 deadline. On October 20, 2004, the CPUC approved Pacific Gas and Electric Company’s request to carry forward the contract. The contract will continue through October 31, 2006.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of September 30, 2004.

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

As a result of applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, and SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company has accumulated $43.0 million of regulatory assets and $31.6 million of regulatory liabilities as of September 30, 2004.

As discussed above, the Company issued, and continues to have outstanding, guarantees to support the obligations of certain affiliates, which are subject to accounting treatment under SFAS No. 5, Accounting for Contingencies and Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. To the extent the Company ultimately pays any counterparty as guarantor, the Company will have a claim against those affiliates. See “LIQUIDITY AND CAPITAL RESOURCES - Credit Support for Affiliates” above, for discussions of a $78.0 million liability recorded with respect to a certain affiliate guarantee in the third quarter of 2004, in addition to a $4.1 million payment made to Morgan Stanley during the first quarter of 2004 for which a subsequent claim was filed by GTNC in the bankruptcy proceedings of the NEGT Energy Trading Entities. In accordance with SFAS No. 5, the Company would record credit for such claim only when, and to the extent that, income is realized. If any payment to a counterparty as settlement for claims made under the guarantees is disbursed from the escrow account established in conjunction with the Stock Purchase Agreement, GTNC will assign such claim to NEGT.

Amounts that GTNC recognizes as obligations to provide pension benefits under SFAS No. 87, Employers’ Accounting for Pensions, and other benefits under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, are based on certain actuarial assumptions. As required by FERC policy, GTNC established irrevocable trusts to fund all benefit payments based upon a prescribed annual test period allowance of $2.1 million. To the extent actual SFAS No. 106 accruals differ from the annual funded amount, a regulatory asset or liability is established to defer the difference pending treatment in the next general rate case filing. Based upon this treatment, GTNC had over collected $12.5 million at September 30, 2004 and $11.5 million at December 31, 2003.

NEW ACCOUNTING STANDARDS

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

On May 19, 2004, the FASB released FASB Staff Position No. FAS 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law on December 8, 2003 and introduces a prescription drug benefit under Medicare and provides a federal subsidy to sponsors of certain retiree health care benefits. Amounts and disclosures related to GTNC’s accumulated postretirement benefit obligation and net postretirement benefit costs in the financial statements and accompanying notes do not reflect the effects of the Medicare Act on the plan. The Company does not expect that implementation of this FSP 106-2 will have a significant impact on its financial condition, results of operations, or cash flows.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46, as subsequently revised in December 2003 (FIN 46R), is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), and supersedes Emerging Issues Task Force Issues No. 90-15 and 96-21, which prescribe accounting for lease arrangements with nonsubstantive lessors. FIN 46R clarifies the application of ARB 51 to certain entities, defined as “variable interest entities” (VIEs), in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires that a VIE is to be consolidated by a company, if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns, or both.

The consolidation requirements of FIN 46R apply immediately to VIEs created after January 31, 2003. There were no new VIEs created by the Company between February 1, 2003 and September 30, 2004. The Company is a non-public entity as defined by the Standard and, as such, the consolidation requirements related to entities or arrangements existing before February 1, 2003 are effective January 1, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of the Company’s disclosure controls and procedures as of September 30, 2004, the Company’s principal executive and principal financial officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Natural Gas Royalties Complaint – This litigation involves the consolidation of approximately 77 False Claims Act cases filed in various federal district courts as more fully described in GTNC’s Annual Report on Form 10-K for the year ended December 31, 2003. No changes have occurred during 2004 with respect to this complaint.

Calpine Complaint, Docket No, RP04-217 – On February 3, 2004, one shipper which holds capacity on GTN, Calpine Energy Services, L.P. (Calpine), filed in Docket No. RP03-70 requesting clarification whether GTNC may demand collateral in excess of three months reservation charges for capacity which Calpine holds on GTNC’s 2002 GTN expansion. On March 30, 2004, the FERC issued an Order on Compliance and Petition for Clarification in Docket No. RP03-70 in which the FERC declared itself unable to determine whether GTNC should be permitted to require additional collateral from Calpine, redocketed Calpine’s request for clarification as a complaint at Docket No. RP04-217, and provided Calpine an opportunity to supplement the record with additional information. Calpine filed a formal complaint in Docket No. RP04-217 on April 29, 2004. On September 22, 2004, the Commission issued an order denying Calpine’s complaint, and determining that GTNC was permitted to require Calpine to provide up to one year of collateral for capacity which Calpine holds on GTNC’s 2002 GTN expansion. On October 1, 2004, Calpine provided additional collateral as requested by GTNC. This proceeding is now closed.

County of Imperial and City of El Centro v. California State Lands Commission (North Baja Pipeline LLC, Intergen Services, Inc. and Sempra Energy, Real Parties in Interest), California Court of Appeal, Third Appellate District, Civil No. C043219 (“North Baja Pipeline Litigation”) – A Superior Court hearing on the merits of the case was held on September 13, 2002. On November 27, 2002, Judge Gail D. Ohanesian of the Sacramento County Superior Court entered a Judgment Denying the Petition for Writ of Mandate and Denying Request for Declaratory and Injunctive Relief and granted judgment in favor of the California State Lands Commission and North Baja Pipeline, LLC and against Petitioners. On January 31, 2003, Petitioners filed a Notice of Appeal appealing the Superior Court’s judgment to the California Court of Appeals, Third Appellate District. On July 27, 2004, the Court of Appeals dismissed Petitioner’s suit as moot. An appeal has been filed with the California Supreme Court by Petitioners.

Liberty Matter - In re PG&E National Energy Group, Inc., et al., Case Nos. 03-30459 (PM) and 03-30461 through 03-30464 (PM) (Jointly Administered) (Bankr. D. Md.), PG&E National Energy Group, et al. v. Liberty Electric Power, LLC, Adv. Proc. No. 03-03104 (the “Adversary Proceeding”); Liberty Electric Power, LLC v. PG&E Gas Transmission, Northwest Corporation, H-03-3649 (S.D. Tex.) (“Liberty I”); Liberty Electric Power, LLC v. PG&E Gas Transmission, Northwest Corporation, H-03-3646 (S.D. Tex.) (“Liberty II”) - This litigation is the result of two lawsuits filed against the Company in Federal District Court relating to a guarantee issued by the Company in support of an affiliate’s obligations under an agreement with Liberty Electric Power, LLC (Liberty). The Company provided a guarantee to Liberty that guaranteed certain obligations of NEGT Energy Trading - Power, LP (ET Power), a subsidiary of NEGT Energy Trading Holdings Corporation, a subsidiary of NEGT, related to a tolling agreement (the Liberty Toll) between ET Power and Liberty.

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

On or about April 21, 2004, Liberty initiated arbitration before the American Arbitration Association. On October 15, 2004, the parties submitted their arbitration offers. Each party was required to submit the exact amount of its damages claim to an arbitrator for a binding and final determination; the arbitrator must choose one of the amounts submitted and may not choose any other amount. Liberty’s submission to the arbitrator claimed that it had damages in the amount of $160.4 million, plus attorney’s fees, costs and interest and ET Power’s submission asserted that Liberty had $78.0 million in damages. GTNC has consequently reflected a liability in the amount of $78.0 million on its balance sheet at September 30, 2004 and recorded a pre-tax charge to Other Income (and Income Deductions) as shown on its Statement of Condensed Consolidated Operations, as required under FAS No. 5, Accounting for Contingencies.

Expert- and fact-witness depositions are expected to occur throughout November of 2004. The arbitration hearings are scheduled for November 30, 2004 through December 9, 2004. A revised arbitration offer may be submitted to the arbitration panel at the close of the hearings, and the panel will have the discretion to accept the revised offer as a substitute arbitration offer.

In connection with the anticipated closing of the Stock Purchase Agreement for the sale of GTNC to TransCanada, TransCanada will pay a portion of the purchase price into an escrow account, equal to the full face amount of certain then outstanding guarantees issued by GTNC in favor of certain NEGT affiliates, including the Liberty guarantee. Amounts in the escrow account would be used to fund any liability of GTNC under such guarantees

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

Exhibit 4.1 - Amendment to note Purchase Agreement, dated as of July 12, 2004 (incorporated by reference to GTNC’s Quarterly Report on Form 10-Q dated August 12, 2004 (File No. 0-25842), Exhibit 4.1).

Exhibit 12 – Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 – Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a – 14(a).

Exhibit 31.2 – Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a – 14(a).

Exhibit 32.1 – Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2 – Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K were issued during the quarter ended September 30, 2004, and through the date hereof:

1.	September 30, 2004

Item	5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAS TRANSMISSION NORTHWEST CORPORATION
(Registrant)

October 29, 2004	By:	/s/ P. Chrisman Iribe
	Name:	P. Chrisman Iribe
	Title:	President

October 29, 2004	By:	/s/ William H. Runge III
	Name:	William H. Runge III
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.:	Description of Exhibit
12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a - 14(a)

31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a - 14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350