Form 10-Q
period 2005-03-31
GAS TRANSMISSION NORTHWEST CORP
filed 2005-05-12
CIK 75491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2005.

1,000 shares of common stock, no par value. (All shares are owned by TransCanada American Investments Ltd., a wholly owned, indirect subsidiary of TransCanada Corporation.)

PART I: FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gas Transmission Northwest Corporation

Statements of Condensed Consolidated Income/(Loss) and Comprehensive Income/(Loss)

(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2005	2004
OPERATING REVENUES:
Gas transportation	$64,366	$64,950
Other	3,378	524

Total operating revenues	67,744	65,474

OPERATING EXPENSES:
Administrative and general	7,674	8,761
Operations and maintenance	5,805	4,542
Depreciation and amortization	12,089	12,235
Property and other taxes	4,493	4,197

Total operating expenses	30,061	29,735

OPERATING INCOME	37,683	35,739

OTHER INCOME AND (INCOME DEDUCTIONS):
Allowance for equity funds used during construction	170	191
Interest income	123	223
Obligations under former affiliate guarantees	(44,600)	—
Loss on impairment of asset under development	(11,141)	—
Other – net	349	(20)

Total other income and (income deductions)	(55,099)	394

INTEREST EXPENSE:
Interest on long-term debt	9,379	9,519
Allowance for borrowed funds used during construction	(64)	(109)
Other interest charges (income)	(59)	122

Net interest expense	9,256	9,532

INCOME (LOSS) BEFORE INCOME TAXES	(26,672)	26,601
INCOME TAX EXPENSE	6,873	10,332

NET INCOME (LOSS)	(33,545)	16,269

Other Comprehensive Income, net of tax	2,852	—

COMPREHENSIVE INCOME (LOSS)	$(30,693)	$16,269

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation

Condensed Consolidated Balance Sheets

ASSETS

(In Thousands)	March 31, 2005 (Unaudited)	December 31, 2004
PROPERTY, PLANT and EQUIPMENT:
Property, plant and equipment in service	$1,849,059	$1,848,815
Accumulated depreciation and amortization	(710,797)	(699,963)

Net plant in service	1,138,262	1,148,852
Construction work in progress	13,297	24,360

Total property, plant and equipment - net	1,151,559	1,173,212

CURRENT ASSETS:
Cash and cash equivalents	36,774	22,475
Accounts receivable - gas transportation (net of allowance for doubtful accounts of $2,865 in each period)	22,313	22,952
Accounts receivable – transportation imbalances and fuel	612	1,197
Accounts receivable – affiliated companies	159	23
Inventories (at average cost)	8,989	8,160
Prepayments and other current assets	4,970	3,946

Total current assets	73,817	58,753

OTHER NON-CURRENT ASSETS:
Income tax related regulatory assets	205	101
Deferred charge on reacquired debt	4,920	5,221
Unamortized debt expense	2,349	2,478
Other regulatory assets	7,055	6,723
Deferred income taxes	188,924	197,992
Other	12,860	12,141

Total other non-current assets	216,313	224,656

TOTAL ASSETS	$1,441,689	$1,456,621

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation

Condensed Consolidated Balance Sheets

CAPITALIZATION AND LIABILITIES

(In Thousands, except shares)	March 31, 2005	December 31, 2004
	(Unaudited)
CAPITALIZATION:
Common stock - no par value, 1,000 shares authorized, issued, and outstanding	$85,474	$85,474
Additional paid-in capital	661,689	661,689
Reinvested earnings (deficit)	(24,462)	39,083
Accumulated other comprehensive income (loss)	1,593	(1,259)

Total common stock equity	724,294	784,987
Long-term debt	100,000	248,226

Total capitalization	824,294	1,033,213

CURRENT LIABILITIES:
Long-term debt – current portion (net of $1,747 discount at March 31, 2005)	398,253	250,000
Accounts payable	10,016	12,016
Accounts payable to affiliates	5,563	5,693
Accrued interest	10,521	4,996
Obligation under former affiliate guarantees	140,000	95,400
Accrued liabilities	7,693	12,726
Accrued taxes	4,796	2,629

Total current liabilities	576,842	383,460

NON-CURRENT LIABILITIES:
Regulatory and other non-current liabilities	40,553	39,948

Total non-current liabilities	40,553	39,948

COMMITMENTS and CONTINGENCIES (Note 3)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$1,441,689	$1,456,621

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation

Statements of Condensed Consolidated Common Stock Equity

(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2005	2004
BALANCE AT BEGINNING OF PERIOD	$784,987	$531,800

Net income (loss)	(33,545)	16,269
Dividends paid	(30,000)	—
Other comprehensive income, net of tax	2,852	—

BALANCE AT END OF PERIOD	$724,294	$548,069

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Gas Transmission Northwest Corporation

Statements of Condensed Consolidated Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(33,545)	$16,269
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12,089	12,235
Deferred income taxes	7,180	5,643
Loss on impairment of asset under development	11,141	—
Allowance for equity funds used during construction	(170)	(191)
Changes in operating assets and liabilities:
Accounts receivable – gas transportation and other	1,224	(324)
Obligations under former affiliate guarantees	44,600	—
Accounts payable and accrued liabilities	1,344	591
Net receivable/payable – affiliates, income taxes and other	(266)	(10,696)
Accrued taxes, other than income	2,167	460
Inventory	(829)	1,100
Other working capital	(1,024)	(670)
Regulatory accruals	599	1,173
Other – net	1,196	(521)

Net cash provided by operating activities	45,706	25,069

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(1,343)	(1,298)
Allowance for borrowed funds used during construction	(64)	(109)

Net cash used in investing activities	(1,407)	(1,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(30,000)	—

Net cash used in financing activities	(30,000)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,299	23,662

CASH AND CASH EQUIVALENTS AT JANUARY 1	22,475	55,196

CASH AND CASH EQUIVALENTS AT MARCH 31	$36,774	$78,858

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,333	$4,266
Income taxes paid to parent	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and information disclosed in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” in the Annual Report on Form 10-K filed by Gas Transmission Northwest Corporation for the fiscal year ended December 31, 2004 (Annual Report).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present a fair statement of the financial position, results of operations, and cash flows for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. Intercompany accounts and transactions have been eliminated. Prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2005 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for Gas Transmission Northwest Corporation and its subsidiaries, which include North Baja Pipeline, LLC and Gas Transmission Service Company, LLC. Gas Transmission Northwest Corporation and its subsidiaries are collectively referred to herein as “GTNC” or the “Company.”

Organization

Gas Transmission Northwest Corporation was incorporated in California in 1957 under its former name, Pacific Gas Transmission Company. The present name was adopted in October 2003.

TransCanada Corporation, TransCanada PipeLine USA Ltd, and TransCanada American Investments Ltd. (individually, or collectively, referred to herein as TransCanada) completed the acquisition of the common stock of Gas Transmission Northwest Corporation from GTN Holdings, LLC, a wholly owned subsidiary of National Energy & Gas Transmission, Inc. (NEGT), in accordance with the Stock Purchase Agreement executed February 24, 2004, as revised. At March 31, 2005, TransCanada American Investments Ltd. holds 100 percent of the common stock of Gas Transmission Northwest Corporation. Accordingly, there is no public market for the common stock of Gas Transmission Northwest Corporation.

NOTE 2: RELATED PARTY TRANSACTIONS AND ACTIVITY

The Company is charged by TransCanada for services such as legal, tax, treasury, human resources, other administrative functions, and for other costs incurred on the Company’s behalf. These include, but are not limited to, employee benefit costs, and property and liability insurance costs. These costs are based on direct assignment to the extent practicable, or by using allocation methods that the Company believes are reasonable reflections of the utilization of services provided to or for the benefits received by the Company. For the period ended March 31, 2005, GTNC has reflected $2.8 million of charges from affiliates in its operating expenses.

NOTE 3: COMMITMENTS AND CONTINGENCIES

The Company is party to a litigation proceeding referred to herein as the Liberty Matter, which stems from a guarantee the Company provided on behalf of Liberty Electric Power, LLC (Liberty) in support of certain obligations of a former affiliate and subsidiary of NEGT. As a result of the ongoing proceedings, the Company recorded pre-tax charges during 2004 and established a liability as of December 31, 2004 in the amount of $95.4 million, in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

On March 30, 2005, an arbitration panel issued an award to Liberty in the amount of $140.0 million, plus interest. As a result of the arbitration award, GTNC has increased its recorded liability at March 31, 2005 to $140.0 million, the full face value of the guarantee, and recorded an additional pre-tax charge of $44.6 million in the first quarter of 2005.

In connection with the closing of the Stock Purchase Agreement for the sale of GTNC to TransCanada, TransCanada paid a portion of the purchase price into an escrow account, equal to the full face amount of certain then outstanding guarantees, including the Liberty guarantee, issued by GTNC in favor of certain former NEGT affiliates. Amounts in the escrow account will be used to fund any liability of GTNC under such guarantees. In the case of the Liberty guarantee, the escrow account holds $140.0 million, the face amount of the guarantee with Liberty, which is specifically identified to satisfy any liability which may result under the guarantee. GTNC’s liability under the guarantee is limited to the face amount of the guarantee. Coincident with payments made from the escrow account to satisfy any obligation that GTNC has with respect to the guarantees, or which may arise in the future, the Company will reduce its recorded liability and will record an increase in additional paid-in capital. Management expects that any obligation that GTNC has with respect to the guarantees will be fully satisfied with funds from the escrow account and, as a result, there will be no impact on the Company’s cash flows. Further, when the Company’s liabilities associated with the guarantees are eliminated, the reduction in the Company’s equity that was recorded when the liabilities were recognized will be restored with the associated additional paid-in capital contribution.

In addition to the guarantee provided on behalf of Liberty as described above, other guarantees supporting former trading activities for former affiliates were outstanding at March 31, 2005 with a face value of $65.0 million and an overall estimated net exposure of $6.2 million. The face value of these guarantees was placed into the escrow account at the time of the acquisition of GTNC by TransCanada.

NOTE 4: LONG-TERM DEBT

On May 2, 2002, GTNC entered into a three-year $125.0 million corporate credit facility pursuant to a credit agreement dated as of May 2, 2002 (Credit Agreement). In conjunction with implementation of the $40.0 million Credit Facility Agreement (Credit Facility) described below, this $125.0 million Credit Agreement was terminated, effective February 21, 2005.

On February 14, 2005, the Company executed a Credit Facility with TransCanada PipeLine USA Ltd. (the “Lender”) that provides the Company the ability to borrow amounts not to exceed $40.0 million for capital expenditures, working capital and for general corporate purposes. The interest rate is based on the U.S. Prime Rate. The Credit Facility is revolving and has no stated maturity date, but it may be terminated by the Company or the Lender upon 30 days written notice. The Company shall be required to repay the Lender the principal of all loans outstanding under the Facility and the accrued and unpaid interest within 30 days following demand for payment by the Lender.

The Note Purchase Agreement for the Company’s 6.62 percent senior notes due 2012, dated June 6, 2002, contains a covenant, which limits total debt to no greater than 70 percent of total capitalization. In addition, the Company monitors covenants and conditions contained in the debt agreements on an ongoing basis. At March 31, 2005, the total debt to total capitalization ratio was 41 percent. At December 31, 2004, the total debt to total capitalization ratio was 39 percent. This calculation includes the current portion of the long-term debt in the capitalization structure. GTNC was in compliance with all terms and conditions of all its credit and other debt agreements, including the timely payment of principal and interest, at both December 31, 2004 and March 31, 2005 and through the date of this filing.

On April 27, 2005, the Company notified its trustee that it intended to redeem its $150 million, 7.80 percent, senior unsecured debentures, due 2025 (Debentures) and stated that it will exercise its right to redeem all of the outstanding Debentures on June 1, 2005. Holders of the Debentures will be entitled to a premium plus accrued and unpaid interest to the redemption date. As a result, including the $250 million, 7.10 percent senior unsecured notes due June 1, 2005, the Company has reflected $400.0 million, less the associated unamortized discount of $1.7 million, as current portion of long-term debt on its condensed consolidated balance sheet.

NOTE 5: RISK MANAGEMENT ACTIVITIES

The Company uses derivatives in the form of interest rate swaps and collars to manage the risk associated with the exposure to interest rate changes in the future. Unrealized gains and losses on the derivatives are included in the Other Comprehensive Income section of Statements of Consolidated Common Stock Equity, net of tax effect. As of March 31, 2005, carrying amounts of interest rate swaps and collars are recorded on the balance sheet at their fair value. In the first quarter 2005, the Company has not recorded any amount in income with respect to these cash flow hedges. No ineffectiveness was recorded in the first quarter 2005 with respect to these cash flow hedges.

The Company had interest rate swaps and collars with a total notional or notional principal amount of $275.0 million outstanding at March 31, 2005. These swaps and collars have been accounted for as hedges, and their fair value was estimated at a pre-tax gain of $2.6 million at March 31, 2005 using quarter-end market rates. This fair value approximates the amount that the Company would have received if the instruments had been closed out at March 31, 2005. These interest rate swaps and collars were settled in April 2005, resulting in a pre-tax gain of $1.6 million included in Other Comprehensive Income.

The details of these interest rate derivatives, which have been designated as and are effective as hedges, are shown in the table below.

Asset (In Thousands)	Accounting Treatment	March 31, 2005 Fair Value	Notional or Notional Principal Amount
Interest rate swaps [expiring 2010 – 2015]	Hedge	$1,697	$150,000
Interest rate collars [expiring 2010 – 2015]	Hedge	$893	$125,000

NOTE 6: INCOME TAXES

The differences between income tax expense and amounts determined by applying the federal statutory rate to income before income tax expenses were:

	Period Ended March 31,
(Dollars In Thousands)	2005	2004
Federal statutory income tax rate	35%	35%
Expected income tax expense (recovery)	$(9,335)	$9,310
State income taxes, net of federal benefit	(923)	921
Liberty Matter (1)	17,154	—
Other – net	(23)	101

Actual income tax expense	$6,873	$10,332

(1)	The Liberty Matter included a charge of $44.6 million in the first quarter 2005 for which no tax benefit was recorded.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements and information disclosed in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” in Gas Transmission Northwest Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Annual Report).

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with interim period reporting requirements, reflect the results for Gas Transmission Northwest Corporation and its active subsidiaries which include North Baja Pipeline, LLC and Gas Transmission Service Company, LLC. Gas Transmission Northwest Corporation and its subsidiaries are collectively referred to herein as “GTNC” or the “Company.”

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present a fair statement of the financial position, results of operations, and cash flows for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. Intercompany accounts and transactions have been eliminated. Prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2005 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q, including this discussion and analysis, contains forward-looking statements that are necessarily subject to various risks and uncertainties. Use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “will,” “believe,” “could,” and similar expressions help identify forward-looking statements. These statements are based on current expectations and assumptions which management believes are reasonable and on information currently available to management. Although management believes that the expectations reflected in the forward-looking statements are reasonable, future results, events, levels of activity, performance, or achievements cannot be guaranteed. Although management is not able to predict all the factors that may affect future results, some of the more significant factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or historical results include: the extent to which GTNC becomes obligated to pay debts for former affiliates for whom GTNC has provided credit support; the degree to which GTNC systems are integrated into TransCanada Corporation’s systems, and the success of such integration; the ability of GTNC’s counterparties to satisfy their financial commitments to GTNC and the impact of counterparties’ nonperformance on GTNC’s liquidity position; the extent to which GTNC’s current or planned development and maintenance projects are completed and the pace and cost of that completion; future transportation capacity contract levels and pricing which are affected by general economic and financial market conditions, changes in interest rates, and regulatory actions, among other factors; and the extent and timing of electric generation, pipeline, and storage expansion and retirement by others.

EXECUTIVE SUMMARY

Gas Transmission Northwest Corporation owns and operates two interstate pipeline systems that provide natural gas transportation services to third party shippers on a nondiscriminatory basis. All services provided by GTNC are regulated by the Federal Energy Regulatory Commission (FERC). Gas Transmission Northwest Corporation was incorporated in 1957, with operations on its system in the Pacific Northwest, or GTN, beginning in 1961. The North Baja Pipeline system, or NBP, which began service in 2002, is owned and operated by North Baja Pipeline, LLC, a direct, wholly owned subsidiary of Gas Transmission Northwest Corporation and serves markets in northern Baja California, Mexico.

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

Several of GTNC’s customers have contracts that expire October 31, 2005. During the fourth quarter of 2004, GTNC’s largest customer extended its contract to October 31, 2006, and the bulk of customers holding the remaining such contracts will have elected to extend or terminate their agreements by the third quarter of 2005.

Management continues to pursue business development opportunities, primarily a proposal to provide pipeline capacity for regasified liquefied natural gas (LNG) to access Southern California and Southwestern markets. Interest from potential customers continues to develop with respect to connecting competitively priced natural gas supply from the Western Canada Sedimentary Basin to metropolitan markets in Oregon via an extension from the GTN mainline.

The Company recorded total transportation revenues of $64.4 million in the first quarter of 2005 and $65.0 million in the first quarter of 2004. During the quarter ended March 31, 2005, GTNC generated operating income of $37.7 million compared to $35.7 million in the comparable quarter of 2004.

A net loss of $33.5 million was recorded during the first quarter of 2005, compared to net income of $16.3 million in the first quarter of 2004. The decline in net income in 2005 was primarily a result of charges recorded in relation to the Liberty Matter of $44.6 million, which is more fully discussed below. Despite the charges to net income, GTNC has not experienced a direct cash outflow in relation to the Liberty Matter and does not expect to encounter any future direct net cash outflow with respect to the liabilities required to be recorded in relation to the Liberty Matter, as discussed below.

LIBERTY MATTER

The Company is party to a litigation proceeding referred to herein as the Liberty Matter, which stems from a guarantee the Company provided on behalf of Liberty Electric Power, LLC (Liberty) in support of certain obligations of a former affiliate and subsidiary of National Energy & Gas Transmission, Inc. (NEGT), as more fully described in the Annual Report. As a result of the ongoing proceedings, the Company recorded pre-tax charges during 2004 and established a liability as of December 31, 2004 in the amount of $95.4 million, in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies.

On March 30, 2005, an arbitration panel issued an award to Liberty in the amount of $140.0 million, plus interest. As a result of the arbitration award, GTNC has increased its recorded liability at March 31, 2005 to $140.0 million, the full face value of the guarantee, and recorded an additional pre-tax charge of $44.6 million in the first quarter of 2005.

In connection with the closing of the Stock Purchase Agreement for the sale of GTNC to TransCanada American Investments Ltd., a subsidiary of TransCanada Corporation (collectively, TransCanada), TransCanada paid a portion of the purchase price into an escrow account, equal to the full face amount of certain then outstanding guarantees, including the Liberty guarantee, issued by GTNC in favor of certain former NEGT affiliates. Amounts in the escrow account will be used to fund any liability of GTNC under such guarantees. In the case of the Liberty guarantee, the escrow account holds $140.0 million, the face amount of the guarantee with Liberty, which is specifically identified to satisfy any liability which may result under the guarantee. Coincident with payments made from the escrow account to satisfy any obligation that GTNC has with respect to the guarantees, or which may arise in the future, the Company will reduce its recorded liability and will record an increase in additional paid-in capital. Management expects that any obligation that GTNC has with respect to the guarantees will be fully satisfied with funds from the escrow account and, as a result, there will be no impact on the Company’s cash flows. Further, when the Company’s liabilities associated with the guarantees are eliminated, the reduction in the Company’s equity which was recorded when the liabilities were recognized will be restored with the associated additional paid-in capital contribution. The Company expects that the funding of the liability under the Liberty guarantee from the escrow account, with the associated restoration of GTNC’s equity, to occur during the second quarter 2005.

RESULTS OF OPERATIONS

Selected operating results and other data are as follows:

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Operating revenues	$67,744	$65,474
Operating expenses	30,061	29,735

Operating income	37,683	35,739
Other income and (income deductions), net	(55,099)	394
Net interest expense	9,256	9,532

Income (loss) before taxes	(26,672)	26,601
Income tax expense	6,873	10,332

Net Income (Loss)	$(33,545)	$16,269

Net Income (Loss) – The net loss for the three-month period ended March 31, 2005 was largely the result of a $44.6 million charge taken as a result of a liability under a former affiliate guarantee and a writeoff of $11.1 million for the impairment of an asset under development. Partially offsetting the charges was the recognition of $3.1 million of other revenue as a result of the settlement of a bankruptcy claim by GTNC against a former shipper. Further details on the items affecting net income (loss) are reflected in the paragraphs that follow.

Operating Revenues – Transportation revenues for the three-month period ended March 31, 2005 were comparable to the same period in 2004, after considering that the 2004 period contained $0.9 million of surcharge revenues which were not present in the 2005 period. The Company recognized $3.1 million of other revenue during the first quarter 2005, as a result of the settlement of the Mirant bankruptcy claim, which is further described in “RISK MANAGEMENT ACTIVITIES – Customer Credit Risk” below.

Operating Expenses - The components of total operating expenses are as follows:

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Administrative and general	$7,674	$8,761
Operations and maintenance	5,805	4,542
Depreciation and amortization	12,089	12,235
Property and other taxes	4,493	4,197

Total operating expenses	$30,061	$29,735

For the three-month period ended March 31, 2005, compared with the same period in 2004, total operating expenses remained fairly constant. Administrative and general expenses showed a decrease year over year due primarily to the $0.9 million decline in Gas Research Institute surcharge fees which were discontinued in the second half of 2004. Lower allocations of labor and other charges from affiliates in 2005 were offset by a charge for accrued severance costs. The higher operations and maintenance expense in the first quarter 2005 was a direct result of a compressor engine overhaul. Depreciation and amortization expense was down slightly as a result of reduced amortization of computer software that is now fully amortized. Property taxes in the 2005 first quarter were up $0.3 million from the same period in 2004.

Other income and (income deductions) - For the three-month period ended March 31, 2005, the Company recognized an other income deduction of $44.6 million related to the Liberty matter as discussed above. In addition, the Company booked a charge of $11.1 million for the write down of an asset under development. The circumstances surrounding this writedown are more fully described under “Part II: OTHER INFORMATION - Item 1. LEGAL PROCEEDINGS – SunGard Arbitration” below.

Interest Expense – Net interest expense for the three-month period ended March 31, 2005 was $0.3 million less than interest expense for the same period in 2004. The net interest expense in 2004 included interest expense on customer deposits that were no longer held by GTNC in 2005.

RELATED PARTY TRANSACTIONS AND ACTIVITY

The Company is charged by TransCanada for services such as legal, tax, treasury, human resources, other administrative functions, and for other costs incurred on the Company’s behalf. These include, but are not limited to, employee benefit costs, and property and liability insurance costs. These costs are based on direct assignment to the extent practicable, or by using allocation methods that the Company believes are reasonable reflections of the utilization of services provided to or for the benefits received by the Company. For the period ended March 31, 2005, GTNC has reflected $2.8 million of charges from affiliates in its operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, GTNC had $36.8 million in cash and cash equivalents on hand compared to a balance of $22.5 million at December 31, 2004.

Sources of Cash – Prior to its sale to TransCanada, the Company’s financial flexibility was negatively impacted by the financial situation of its then parent and affiliates and, accordingly, it managed its operations to rely only on internal sources of capital. GTNC’s financial flexibility has improved subsequent to the completion of the sale of the Company to TransCanada as evidenced by the restoration of its credit ratings to investment grade status. As such, the Company expects to be able to generate adequate amounts of cash to meet its obligations over the short term and the long term when needed, and to maintain the financial flexibility to provide for planned growth, through a combination of internal cash generation and sourcing external funding as required. The source for the Company’s direct operating cash inflows is its transportation revenues.

Net Cash Provided by Operating Activities – For the three months ended March 31, 2005, net cash provided by operating activities was $45.7 million, compared with $25.1 million for the same period in 2004. The increase in the first quarter of 2005 compared to the same period of 2004 was primarily due to the return of a cash collateral deposit to Pacific Gas and Electric Company in the amount of $15.0 million, including interest, in March 2004. Changes in working capital balances accounted for the remainder of the period to period increase.

Cash Available from Financing – On February 14, 2005, the Company executed a Credit Facility Agreement (Credit Facility) with TransCanada PipeLine USA Ltd. (the “Lender”), an affiliate of GTNC, that provides the Company the ability to borrow amounts not to exceed $40.0 million for capital expenditures, working capital and for general corporate purposes. The interest rate is based on the U.S. Prime Rate. The Credit Facility is revolving and has no stated maturity date, but it may be terminated by the Company or the Lender upon 30 days written notice. The Company shall be required to repay the Lender the principal of all loans outstanding under the Credit Facility and the accrued and unpaid interest within 30 days following demand for payment by the Lender.

The aforementioned Credit Facility replaced a $125.0 million Credit Agreement that was in effect until it was terminated on February 21, 2005. At March 31, 2005, there were no outstanding borrowings under the Credit Facility.

The Company uses derivatives in the form of interest rate swaps and collars to manage risk associated with the exposure to interest rate changes. The Company recognized a pre-tax gain in Other Comprehensive Income in the amount of $4.6 million ($2.9 million after tax) during the first quarter 2005, related to forward interest rate swaps and collars that were executed in the fourth quarter 2004 to mitigate the interest rate risk associated with the refinancing of long-term debt in 2005. These interest rate swaps and collars were settled in April 2005 resulting in a total pre-tax gain in Other Comprehensive Income of $1.6 million.

On April 27, 2005, the Company notified its trustee that it intended to redeem its 7.80 percent senior unsecured debentures, due 2025 (Debentures) and stated that it will exercise its right to redeem all of the $150.0 million outstanding Debentures on June 1, 2005. Also on June 1, 2005 the Company’s $250.0 million, 7.10 percent senior unsecured notes are scheduled to mature. As a result, the Company has reflected $400.0 million, less the associated unamortized discount of $1.7 million, as current portion of long-term debt on its condensed consolidated balance sheet. Holders of the Debentures will be entitled to a premium plus accrued and unpaid interest to the redemption date. It is Management’s intent to secure replacement financing for the full $400.0 million long-term debt and expects to have such arrangements in place prior to June 1, 2005.

Credit Rating – As of March 31, 2005, GTNC’s senior unsecured debt ratings were A- from Standard & Poor’s with a negative outlook and A2 from Moody’s Investors Service with a stable outlook.

Uses of Cash – In addition to the Company’s direct operating cash outflows for labor, employee benefits, interest, taxes, and other administrative, operating, and maintenance activities the Company uses cash in the following ways:

Cash Used in Investing Activities – GTNC’s capital expenditures during the first quarter of 2005 were $1.4 million, including the allowance for borrowed funds used during construction. This amount closely paralleled the expenditure totals in the first quarter 2004.

Business Development – GTNC is actively developing projects on both GTN and NBP. GTNC has completed preliminary assessments of several lateral pipeline routes originating on the GTN mainline. GTNC does not anticipate major capital expenditures will be required for these developing projects before 2007.

On NBP, GTNC executed precedent agreements during 2004 with two shippers to transport regasified LNG received in Baja California, Mexico to Ehrenberg, Arizona with service expected to commence in 2008. In addition, GTNC is currently in discussions with these and other parties regarding a second potential pipeline expansion to serve either terminal expansions or a completely new terminal in 2009.

Net Cash Used in Financing Activities – During the first quarter of 2005, the Company paid $30.0 million in cash dividends on its common stock to its parent. For the three months ended March 31, 2004, no cash dividends were paid. No new debt was issued, nor were any capital contributions received during the first three months of either 2005 or 2004.

The Note Purchase Agreement for the Company’s 6.62 percent senior notes due 2012, dated June 6, 2002, contains a covenant, which limits total debt to no greater than 70 percent of total capitalization. In addition, the Company monitors covenants and conditions contained in the debt agreements on an ongoing basis. At March 31, 2005, the total debt to total capitalization ratio was 41 percent. At December 31, 2004, the total debt to total capitalization ratio was 39 percent. This calculation includes the current portion of the long-term debt in the capitalization structure. GTNC was in compliance with all terms and conditions of all its credit and other debt agreements, including the timely payment of principal and interest, at both December 31, 2004 and March 31, 2005 and through the date of this filing.

Credit Support for Former Affiliates – In addition to the guarantee provided on behalf of Liberty as described above, other guarantees supporting former trading activities for former affiliates were outstanding at March 31, 2005 with a face value of $65.0 million and an overall estimated net exposure of $6.2 million. The face value of these guarantees was placed into the escrow account at the time of the acquisition of GTNC by TransCanada. The estimated net exposure is comprised of the amount of the estimated outstanding obligations that NEGT Energy Trading Holdings Corporation (ET), a subsidiary of NEGT, and certain of its subsidiaries (collectively, the NEGT Energy Trading Entities) have to given counterparties, net of cash and other collateral held by those counterparties. At December 31, 2004, these guarantees in support of former trading activities of the NEGT Energy Trading Entities with a face value of $65.0 million were outstanding, with an overall estimated net exposure of $0.6 million.

RISK MANAGEMENT ACTIVITIES

Customer Credit Risk – On July 14, 2003, Mirant Americas Energy Marketing, L.P. (MAEM), one of the Company’s shippers, voluntarily filed a petition for relief under the provision of Chapter 11 of the U.S. Bankruptcy Code. Mirant Corporation, an affiliate of MAEM that had guaranteed certain of MAEM’s obligations to GTNC, also filed a voluntary petition for relief under the provision of Chapter 11 of the U.S. Bankruptcy code on that date.

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

On January 25, 2005, the Mirant Corporation and MAEM bankruptcy court approved a $25.0 million settlement claim for GTNC. Of this $25.0 million claim, $3.1 million was secured by cash collateral held and was recognized as revenue in February 2005. The remaining balance of $21.9 million is an unsecured claim that has been allowed in both the MAEM and Mirant Corporation bankruptcy estates. GTNC is currently unable to estimate what portion of these unsecured claims it may recover from MAEM and Mirant Corporation through the bankruptcy proceeding or to what extent it will be able to remarket the rejected capacity. Accordingly, no additional recoveries have been recorded, at this time.

On December 2, 2001, Enron Corporation and certain of its subsidiaries that were then capacity holders on the GTN system, including Enron Energy Services and Enron North America (collectively referred to as Enron) filed a voluntary petition for relief under the provision of Chapter 11 of the U.S. Bankruptcy Code. Enron’s plan of reorganization was approved by bankruptcy court on July 15, 2004.

On March 24, 2005, GTNC obtained bankruptcy court approval of a stipulation resolving the amount and status of GTNC’s bankruptcy claim against Enron North America (ENA). This stipulation directed ENA to pay an administrative claim to GTNC in the amount of $0.3 million and allowed GTNC a general unsecured ENA claim of $3.3 million. ENA paid the $0.3 million on March 28, 2005. As of March 31, 2005, GTNC had not recovered any funds from the unsecured ENA claim and continues to carry an allowance of $2.9 million against the remaining ENA receivable balance of $3.6 million.

Market Risk – During the first quarter of 2005 there were no significant changes in GTNC’s customer mix or contract profile. On October 31, 2005, contracts for approximately 231MDth/d of GTN capacity may expire. Customers holding these contracts will elect to extend or terminate their agreements by the third quarter of 2005. As of March 31, 2005, 95.6 percent of GTN’s available long-term capacity (annual Dth-miles) was held among 43 shippers, some of which are affiliated with one another, under long-term transportation agreements that have terms up to 38 years into the future. The volume-weighted average remaining term of these contracts is approximately 10 years.

On NBP, 87.2 percent of available long-term capacity was held among four shippers, some of which are affiliated with one another. All of the Company’s contracts for capacity on NBP serve power generators located in Mexico, and, through its exclusive interconnect with facilities of Gasoducto Bajanorte, S. de R.L. de C.V., NBP is currently the sole pipeline supplier of natural gas to these markets.

Long-term contracted capacities associated with some existing contracts for capacity on NBP increase in 2005 and 2006 so at the beginning of 2006, 95.0 percent of the available long-term capacity on NBP will be held by long-term firm shippers. Currently, the terms of contracts for long-term capacity on NBP range between five and 23 years, with a volume-weighted average remaining term of all long-term contracted capacities of approximately 18 years. The remaining five percent of capacity is expected to be contracted by 2007 as part of expansions of NBP.

Interest rate risk – The Company uses derivatives in the form of interest rate swaps and collars to manage the risk associated with the exposure to interest rate changes in the future. Unrealized gains and losses on the derivatives are included in the Other Comprehensive Income section of Statements of Consolidated Common Stock Equity, net of tax effect. As of March 31, 2005, carrying amounts of interest rate swaps and collars are recorded on the balance sheet at their fair value. In the first quarter 2005, the Company has not recorded any amount in income with respect to these cash flow hedges. No ineffectiveness was recorded in the first quarter 2005 with respect to these cash flow hedges.

The Company had interest rate swaps and collars with a total notional or notional principal amount of $275.0 million outstanding at March 31, 2005. These swaps and collars have been accounted for as hedges, and their fair value was estimated at a pre-tax gain of $2.6 million at March 31, 2005 using quarter-end market rates. This fair value approximates the amount that the Company would have received if the instruments had been closed out at March 31, 2005. These interest rate swaps and collars were settled in April 2005 resulting in a pre-tax gain of $1.6 million included in Other Comprehensive Income.

The details of these interest rate derivatives, which have been designated as and are effective as hedges, are shown in the table below.

Asset (In Thousands)	Accounting Treatment	March 31, 2005 Fair Value	Notional or Notional Principal Amount

Interest rate swaps [expiring 2010 – 2015]	Hedge	$1,697	$150,000
Interest rate collars [expiring 2010 – 2015]	Hedge	$893	$125,000

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in the preparation of the condensed consolidated financial statements are appropriate given the factual circumstances as of March 31, 2005.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Management has identified certain accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. For a discussion of those critical accounting policies, see “Critical Accounting Policies” in the Management’s Discussion and Analysis section of the Annual Report.

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

As a result of applying the provisions of SFAS No. 71, and SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company has accumulated $12.2 million of regulatory assets and $33.7 million of regulatory liabilities as of March 31, 2005.

As discussed in “Item 1. – Note 3. Commitments and Contingencies” above, the Company issued, and continues to have outstanding, guarantees to support the obligations of ET, which are subject to accounting treatment under SFAS No. 5, Accounting for Contingencies and Financial Interpretation Number (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. To the extent the Company is required to make payment under any guarantee issued on behalf of former affiliates, the Company will receive reimbursement from the funds in the escrow account set out for such purposes at the time of the sale to TransCanada. Coincident with payments made from the escrow account to satisfy any obligation that GTNC has with respect to the guarantees, or which may arise in the future, the Company will reduce its recorded liability and will record an equity contribution to additional paid-in capital, restoring the Company’s equity to its pre-liability position. Because any funds will flow from the escrow account directly, or through GTNC as a conduit under certain conditions, management expects that the Company will experience no overall net cash flow impact as a result of the guarantees.

Amounts that GTNC recognizes as obligations to provide pension benefits under SFAS No. 87, Employers’ Accounting for Pensions, and other benefits under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, are based on certain actuarial assumptions. As required by FERC policy, GTNC established irrevocable trusts to fund all benefit payments based upon a prescribed annual test period allowance of $2.1 million. To the extent actual SFAS No. 106 accruals differ from the annual funded amount, a regulatory asset or liability is established to defer the difference pending treatment in the next general rate case filing. Based upon this treatment, GTNC had over collected $13.3 million at March 31, 2005 and $13.0 million at December 31, 2004.

NEW ACCOUNTING STANDARDS

Accounting for Conditional Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board (FASB) issued FIN 47, Accounting for Conditional Asset Retirement Obligations, as an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies two issues: 1) that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated; and 2) when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Implementation of FIN 47 is required for years ending after December 15, 2005. The Company is currently in the process of evaluating the effect, if any, that FIN 47 will have on its consolidated financial statements.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of the Company’s disclosure controls and procedures as of March 31, 2005, the Company’s principal executive and principal financial officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Liberty Matter - In re PG&E National Energy Group, Inc., et al., Case Nos. 03-30459 (PM) and 03-30461 through 03-30464 (PM) (Jointly Administered) (Bankr. D. Md.), PG&E National Energy Group, et al. v. Liberty Electric Power, LLC, Adv. Proc. No. 03-03104 (the “Adversary Proceeding”); Liberty Electric Power, LLC v. PG&E Gas Transmission, Northwest Corporation, H-03-3649 (S.D. Tex.) (“Liberty I”); Liberty Electric Power, LLC v. PG&E Gas Transmission, Northwest Corporation, H-03-3646 (S.D. Tex.) (“Liberty II”) – The Company is party to a litigation proceeding referred to herein as the Liberty Matter, which stems from a guarantee the Company provided on behalf of Liberty Electric Power, LLC (Liberty) in support of certain obligations of a former affiliate and subsidiary of NEGT, as more fully described in the Annual Report on Form 10-K for Gas Transmission Northwest Corporation for the year ended December 31, 2004. As a result of the ongoing proceedings, the Company recorded pre-tax charges during 2004 and established a liability as of December 31, 2004 in the amount of $95.4 million, in accordance with SFAS No. 5, Accounting for Contingencies.

On March 30, 2005, an arbitration panel issued an award to Liberty in the amount of $140.0 million, plus interest. As a result of the arbitration award, GTNC has increased its recorded liability at March 31, 2005 to $140.0 million, the full face value of the guarantee, and recorded an additional pre-tax charge of $44.6 million in the first quarter of 2005.

In connection with the closing of the Stock Purchase Agreement for the sale of GTNC to TransCanada American Investments Ltd., a subsidiary of TransCanada Corporation (collectively, TransCanada), TransCanada paid a portion of the purchase price into an escrow account, equal to the full face amount of certain then outstanding guarantees, including the Liberty guarantee, issued by GTNC in favor of certain former NEGT affiliates. Amounts in the escrow account will be used to fund any liability of GTNC under such guarantees. In the case of the Liberty guarantee, the escrow account holds $140.0 million, the face amount of the guarantee with Liberty, which is specifically identified to satisfy any liability which may result under the guarantee. Coincident with payments made from the escrow account to satisfy any obligation that GTNC has with respect to the guarantees, or which may arise in the future, the Company will reduce its recorded liability and will record an increase in additional paid-in capital. Management expects that any obligation that GTNC has with respect to the guarantees will be fully satisfied with funds from the escrow account and, as a result, there will be no impact on the Company’s cash flows. Further, when the Company’s liabilities associated with the guarantees are eliminated, the reduction in the Company’s equity that was recorded when the liabilities were recognized will be restored with the associated additional paid-in capital contribution.

Mirant Complaint - On January 26, 2005, Mirant Americas Energy Marketing, L.P., (MAEM) notified the Company that an NEGT Energy Trading Entity failed to make a termination payment in the amount of $5.6 million under a contract supported by an outstanding guarantee issued by the Company, and demanded the Company pay such sums in accordance with the guarantee. On March 11, 2005, MAEM filed a Complaint in the U.S. Southern District Court of Texas against GTNC. In accordance with the Stock Purchase Agreement between TransCanada and NEGT, the Company tendered defense of the MAEM claim and Complaint to NEGT as the real party in interest and NEGT accepted the tender. If MAEM were successful in obtaining a judgment against GTNC on the guarantee, TransCanada and GTNC would initiate a process by which the judgment would be satisfied from funds currently held in escrow.

SunGard Arbitration - On February 21, 2005, GTNC initiated an arbitration proceeding with the American Arbitration Association alleging that SunGard Energy Systems (SunGard) failed to perform under a Software License, Maintenance and Support Services Agreement dated October 3, 2001 and made related misrepresentations. SunGard filed a counterclaim alleging that GTNC should compensate SunGard for the number of hours it spent performing the contract, above and beyond the fixed price of the Agreement between the parties.

In the first quarter of 2005, GTNC determined that SunGard would be unable to deliver a viable product and therefore recorded a pre-tax charge for the full $11.1 million carrying value of the asset under development. As stated above, GTNC has undertaken steps to recover damages from SunGard, including but not limited to the write-down amount. GTNC would record any recovery only at the time that such compensation is received.

ITEM 6.	EXHIBITS

Exhibit 3.1	–	Restated Articles of Incorporation of Gas Transmission Northwest Corporation effective October 6, 2003 (incorporated by reference to GTNC’s Quarterly Report on Form 10-Q dated November 7, 2003 (File No. 0-25842), Exhibit 3.1).

Exhibit 3.2	–	By-Laws of Gas Transmission Northwest Corporation as amended January 31, 2005 ((incorporated by reference GTNC’s Annual Report on Form 10-K for the fiscal year 2004 (File No. 0-25842), Exhibit 3.2).

Exhibit 4.1	–	Credit Facility Agreement, dated as of February 14, 2005, between GTNC and TransCanada PipeLine USA Ltd. (incorporated by reference to GTNC’s Annual Report on Form 10-K dated December 31, 2004 (File No. 0-25842), Exhibit 4.7).

Exhibit 31.1	–	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a – 14(a).

Exhibit 31.2	–	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a – 14(a).

Exhibit 32.1	–	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	–	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAS TRANSMISSION NORTHWEST CORPORATION
(Registrant)

May 12, 2005	By:	/s/ Harold N. Kvisle
		Name:	Harold N. Kvisle
		Title:	Chief Executive Officer

May 12, 2005	By:	/s/ Russell K. Girling
		Name:	Russell K. Girling
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.:	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a - 14(a)

31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a - 14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350